Form 10-K405
TIMES MIRROR CO /NEW/
filed 1995-03-29
CIK 925260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1994           COMMISSION FILE NUMBER 1-13492

                            ------------------------

                            THE TIMES MIRROR COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4481525
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              TIMES MIRROR SQUARE
            LOS ANGELES, CALIFORNIA                                90053
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 237-3700
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
-------------------------------------    ---------------------------------------------------
Series A Common Stock                    New York Stock Exchange and Pacific Stock Exchange
Conversion Preferred Stock, Series B     New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                             Series C Common Stock
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 6, 1995 was approximately $1.5 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

Number of shares of the Registrant's Series A Common Stock outstanding at March 6, 1995: 98,248,709
Number of shares of the Registrant's Series C Common Stock outstanding at March 6, 1995: 30,555,457

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement dated March 24, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS.

GENERAL

     The Company is engaged principally in the newspaper publishing, professional information and consumer media businesses. The Company publishes the Los Angeles Times, Newsday and New York Newsday, The Baltimore Sun newspapers, The Hartford Courant, The Morning Call, The Advocate and the Greenwich Times. In addition, the Company publishes several smaller newspapers. Prior to the consummation of the Merger (as defined below) and the other transactions described below (collectively, the "Transactions"), these businesses (the "Publishing Business") were conducted by Old Times Mirror (as defined below), which was also engaged in the ownership and operation of cable television systems. The Company was incorporated in the State of Delaware in June 1994 for the purpose of owning and operating the Publishing Business after the consummation of the Transactions.

     On February 1, 1995, the predecessor ("Old Times Mirror") to The Times Mirror Company (the "Company" or "New Times Mirror") merged (the "Merger") with and into Cox Communications, Inc. ("Cox"), resulting in the acquisition of Old Times Mirror's cable business by Cox. All references herein to "Times Mirror" shall mean Old Times Mirror and the Company, collectively. Old Times Mirror was incorporated in 1884 in the State of California and was reincorporated in the State of Delaware in 1986. The Company was originally incorporated under the name "New TMC Inc." but changed its name to "The Times Mirror Company" immediately after the Merger.

NEWSPAPER PUBLISHING

     Times Mirror publishes the Los Angeles Times, Newsday and New York Newsday, the Baltimore Sun newspapers, The Hartford Courant, The Morning Call, The Advocate and the Greenwich Time. In addition, Times Mirror publishes several weekly newspapers. Each daily newspaper operates independently in order to meet most effectively the needs of the area it serves. Editorial policies and business practices are established by local management. Each daily newspaper is a member of Associated Press. The Los Angeles Times, Newsday and New York Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror.

     The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. Most of the newsprint requirements for the Los Angeles Times are met by a company in which Times Mirror owns a 20% interest. The remaining requirements for the Los Angeles Times and the other Times Mirror newspapers are obtained from United States and Canadian sources unaffiliated with Times Mirror.

  LOS ANGELES TIMES

     The Los Angeles Times has been published continuously since 1881. It is published every morning, and in 1994 ranked as the second largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. In 1994, its annual average unaudited circulation was 1,077,277 for Monday through Friday, 1,002,603 for Saturday and 1,468,865 for Sunday, compared with 1,104,317, 1,025,368, and 1,504,115, respectively, in 1993. Approximately 78% of the Monday through Saturday circulation was home-delivered in 1994.

     In 1994, the Los Angeles Times recorded full-run billed advertising volume of 3,446,246 standard advertising unit inches (hereafter "inches"), part-run volume of 4,073,410 inches, and preprinted inserts of 909.0 million pieces, compared with 3,356,776 inches, 3,429,684 inches and 978.9 million pieces, respectively, in 1993. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 684.7 million pieces in 1994, compared with 695.4 million pieces in 1993.

     Net revenues of the Los Angeles Times were $1,033,486,000 in 1994, $991,997,000 in 1993 and $1,016,744,000 in 1992, representing 30.8%, 30.6%, and
32.2% of the revenues of the Publishing Business for such years.

     The Los Angeles Times serves a five-county region in Southern California that includes Los Angeles, Orange, Riverside, San Bernardino, and Ventura counties. In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions, and six weekly or twice-weekly regional news sections directed to specific areas. The Los Angeles Times also publishes an edition which is distributed Monday through Friday in the Washington, D.C. and New York City areas.

     In its primary markets of Los Angeles and Orange counties, the Los Angeles Times competes with 12 local daily newspapers, which range in size up to approximately 351,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are over 300 weekly, semi-weekly and free distribution newspapers.

     In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also sells syndicated features to other newspapers throughout the world.

  NEWSDAY AND NEW YORK NEWSDAY

     Newsday, which is published daily, circulates primarily in Nassau and Suffolk counties on Long Island, New York, while New York Newsday circulates in New York City. In 1994, Newsday and New York Newsday combined ranked as the fifth largest local daily newspaper in the country for Monday through Friday circulation, and as the tenth largest for Sunday circulation. In 1994, Newsday's annual average unaudited circulation, which includes New York Newsday, was 683,109 for Monday through Friday, 576,770 for Saturday, and 771,068 for Sunday, compared with 740,171, 624,707 and 823,595, respectively, in 1993. In 1994, New York Newsday's annual average unaudited circulation was 223,004 for Monday through Friday, 148,578 for Saturday, and 209,905 for Sunday, compared with 260,110, 179,491, and 248,736, respectively, in 1993.

     In 1994, Newsday and New York Newsday recorded full-run billed advertising volume of 1,554,494 inches, part-run volume of 1,190,941 inches, and preprinted inserts of 785.4 million pieces, compared with 1,495,752 inches, 1,165,002 inches, and 739.1 million pieces, respectively, in 1993. In addition, Newsday and New York Newsday, together with its alternate distribution company, derived revenue from advertising supplements distributed to non-subscribers equivalent to 937.1 million pieces in 1994, compared with 748.5 million pieces in 1993.

     Newsday and New York Newsday compete with three major metropolitan newspapers, numerous daily and local newspapers, and daily regional editions of national newspapers.

  BALTIMORE SUN NEWSPAPERS

     The Baltimore Sun newspapers primarily serve the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun publishes several editions, including The Sun, a morning newspaper published Monday through Saturday; The Evening Sun, an afternoon paper published Monday through Friday; and The Sunday Sun, published Sunday mornings. In 1994, The Sun had an annual average unaudited circulation of 252,094 for Monday through Friday, and 370,971 for Saturday, compared with 238,822 and 364,125, respectively, in 1993. In 1994, the Evening Sun had an annual average unaudited circulation of 91,451 for Monday through Friday, compared with 101,341 in 1993. In 1994, The Sunday Sun had an annual average unaudited circulation of 489,283 compared with 484,250 in 1993.

     In 1994, The Baltimore Sun newspapers recorded full-run billed advertising volume of 2,688,451 inches, part-run volume of 465,290 inches, and preprinted inserts of 521.9 million pieces, compared with 2,694,149 inches, 401,520 inches and 499.7 million pieces, respectively in 1993. In addition, The Baltimore Sun newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 776,079 inches in 1994 compared with 705,000 inches in 1993.

     Weekly newspapers are also published by The Baltimore Sun, including The Aegis and the Record which are distributed in Harford County, and four other weeklies that serve the Aberdeen Proving Ground and certain zip codes in Harford County. The Baltimore Sun newspapers compete with the Washington Post in Carroll and Howard counties, and with the Annapolis Capital in Anne Arundel County. In addition, there are other weekly and local daily newspapers in the distribution area.

  THE HARTFORD COURANT

     The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously-published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes seven regional editions on a daily basis, which provide local news and advertising. In 1994, the annual average unaudited circulation was 228,807 for Monday through Saturday, and 317,123 for Sunday, compared with 231,899 and 322,811, respectively, in 1993.

     In 1994, The Hartford Courant recorded full-run billed advertising volume of 1,371,717 inches, part-run volume of 696,355 inches, and preprinted inserts of 438.9 million pieces, compared with 1,230,264 inches, 750,292 inches and
418.1 million pieces, respectively, in 1993. In addition, The Hartford Courant derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,203,634 inches in 1994, compared with 1,339,031 inches in 1993.

     The Hartford Courant competes with several small daily and weekly newspapers in communities adjacent or relatively close to Hartford, and with a number of larger daily papers in metropolitan areas on the periphery of its trade area.

  THE MORNING CALL

     The Morning Call in Allentown, Pennsylvania is published daily, and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1994, annual average unaudited circulation was 134,449 for Monday through Friday, 147,356 for Saturday, and 188,489 for Sunday, compared with 135,794, 147,816 and 188,127, respectively, in 1993.

     In 1994, The Morning Call recorded full-run billed advertising volume of 1,431,148 inches, part-run volume of 379,742 inches, and preprinted inserts of
214.3 million pieces, compared with 1,477,923 inches, 464,065 inches and 204.8 million pieces, respectively, in 1993. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 107,488 inches in 1994, compared with 227,009 inches in 1993.

  THE ADVOCATE AND THE GREENWICH TIME

     The Advocate and the Greenwich Time are published every morning, and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and the Greenwich Time circulates in Greenwich, Connecticut. In 1994, The Advocate had an annual average unaudited circulation of 29,314 for Monday through Saturday, and 40,354 for Sunday, compared with 29,712 and 40,305, respectively, in 1993. In 1994, the Greenwich Time had an annual average unaudited circulation of 13,054 for Monday through Saturday, and 14,391 for Sunday, compared with 13,146 and 14,265, respectively, in 1993.

     In 1994, The Advocate recorded full-run billed advertising volume of 773,311 inches, and preprinted inserts of 35.9 million pieces, compared with 798,920 inches and 34.6 million pieces in 1993. In 1994, the Greenwich Time recorded full-run billed advertising volume of 718,093 inches and preprinted inserts of 12.2 million pieces, compared with 729,103 inches and 12.6 million pieces in 1993. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 155,621 inches in 1994 compared with 99,504 inches in 1993.

  ELECTRONIC PUBLISHING

     During 1994, the Los Angeles Times, Newsday and New York Newsday introduced regional on-line interactive information services through the Prodigy network in Los Angeles and New York. Times Mirror also announced in 1994 that regional on-line interactive information services will be available through the Prodigy network in Baltimore and Southern Connecticut in 1995. The Baltimore Sun newspapers, The Advocate and the Greenwich Time will be sources of information available to subscribers for these services.

     On January 12, 1994, Times Mirror announced that the Los Angeles Times and Pacific Telesis Electronic Publishing Services, a wholly-owned subsidiary of Pacific Telesis Group, have formed a joint venture that will offer electronic shopping information and transaction services. Times Mirror expects that these services will initially be offered in Southern California, but the joint venture plans to seek partnership with other information providers and offer its services throughout California. In addition, in 1994 Times Mirror announced that Newsday and New York Newsday have entered into a joint venture with Nynex to offer electronic shopping information and services in New York.

PROFESSIONAL INFORMATION

     Times Mirror publishes a variety of books and other media through its subsidiaries in the areas of legal publishing, flight information, health information services, higher education publishing, technical and scientific publishing and professional training. Books, journals and other materials published by Times Mirror, many of which are distributed worldwide, are sold through a variety of means, including the use of Times Mirror sales forces, wholesalers, retailers, jobbers, direct-to-the-customer selling and direct mail. Printing and binding are performed primarily by outside suppliers in the United States and abroad. In accordance with publishing industry practice, softcover and hardcover books are generally sold on a returnable basis.

  LEGAL PUBLISHING

     Matthew Bender & Company, Incorporated, a legal publishing company, offers an array of legal publications, including treatises in the areas of bankruptcy, real estate, federal practice and environmental law. In addition, Matthew Bender offers its core products in CD-ROM format and has begun developing electronic practice tools for lawyers. Matthew Bender provides its publications to approximately 150,000 legal accounts, including each of the 100 largest law firms in the United States.

  FLIGHT INFORMATION

     Times Mirror publishes aeronautical charts, flight information, pilot training material and navigational aids worldwide through Jeppesen Sanderson, Inc. and its European sister company, Jeppesen & Co. GmbH, as well as computerized flight plans and weather briefings through Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, Inc. In 1994 Jeppesen Sanderson, Inc. introduced on-line, on-demand weather information and electronic data flight-planning services for its customers and launched a new venture to provide aircraft maintenance information through a computer work station. The Jeppesen Sanderson companies serve all U.S. domestic airlines and approximately 90 percent of all airlines worldwide.

  HEALTH INFORMATION SERVICES

     Mosby-Year Book, Inc. and its subsidiaries publish medical, dental, nursing and allied health books and college textbooks. In addition, Mosby-Year Book, Inc. and its subsidiaries provide consumer health and wellness information, on-line health information for professionals and medical cost-containment information. In connection with its electronic publishing efforts, in 1994 Mosby-Year Book, Inc. published a multimedia catalogue of more than 250 products. In addition, Mosby-Year Book, Inc. acquired Great Performance, a publisher of consumer health care materials, in 1994 and, in early 1995, acquired Madison Publishing Corporation and StayWell Health Management Systems in order to broaden its publishing operations by targeting employers rather than consumers directly.

  TIMES MIRROR HIGHER EDUCATION GROUP

     The Times Mirror Higher Education Group, which Times Mirror formed in 1994, includes Richard D. Irwin, Inc., publisher of business and economics textbooks and college textbooks; Wm. C. Brown Publishers, publisher of science, social science and mathematics textbooks; and Brown & Benchmark, publisher of college textbooks in social sciences and humanities. Both Richard D. Irwin, Inc. and Wm.
C. Brown Publishers continued in 1994 to expand their lines of electronic products. Richard D. Irwin, which established Irwin New Media in 1993 to provide information in alternative formats, began introducing products in CD-ROM format in 1994. Its CD-ROM for small business owners, "Multimedia MBA: Small Business Edition," was listed among the "100 Best" for 1994 in CD-ROM World magazine.

  TECHNICAL AND SCIENTIFIC PUBLISHING

     CRC Press, Inc. publishes reference books and other information for scientists and engineers in industry, government and academia. In 1994 CRC Press, Inc. released the 75th edition of its first product, The CRC Handbook of Chemistry and Physics, and updated its CD-ROM database, "Properties of Organic Compounds."

  TIMES MIRROR TRAINING GROUP

     Times Mirror provides sales and management training programs for professionals in business and industry through its subsidiaries, Zenger-Miller, Inc., Learning International, Inc. and Kaset, Inc. These companies serve a market of primarily Fortune 500 companies and their counterparts overseas. In 1994 Zenger-Miller, Inc.'s Team Effectiveness program was chosen among the top 10 training products of 1994 by Human Resources Executive magazine. Also in 1994, Learning International, Inc. launched the fourth edition of Professional Selling Skills, a system used by more than two million sales professionals world-wide. Finally, in 1994, Times Mirror acquired Allen Communications, Inc., a multimedia company that produces interactive software and develops titles and courses specifically for the training and education markets.

CONSUMER MEDIA

     Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc., as well as art books through its subsidiary, Harry N. Abrams, Incorporated. The six-month average unaudited circulation figures per issue for the magazines, for the year ended December 31, 1994, were 2,005,383 for Field & Stream; 1,810,992 for Popular Science; 1,504,325 for Outdoor Life; 1,019,729 for Home Mechanix (published 10 times a year); 1,276,115 for Golf Magazine; 443,265 for Ski Magazine (published 8 times a year); 441,496 for Skiing (published 7 times a year); 104,000 for Transworld SNOWboarding (published 8 times a year); 132,661 for Yachting; and 145,973 for Salt Water Sportsman. Each of these magazines is published monthly unless otherwise noted. Advertisers that increase their aggregate advertising pages in these magazines may purchase advertising in other of these magazines at special rates.

     In addition, Times Mirror publishes The Sporting News, a national sports weekly; National Journal, a weekly magazine on politics and government; Government Executive, a controlled-circulation trade magazine for government business; Skiing Trade News and Transworld SNOWboarding Business, controlled-circulation business magazines; The Sporting Goods DEALER, a monthly controlled-circulation trade magazine; and other related publications. These magazines are primarily intended for specialized markets.

     In 1994 Times Mirror formed Times Mirror Multimedia, Inc. to develop and direct the marketing of consumer multimedia software, including CD-ROM products and electronic services. Initially, the Company is targeting the outdoor sports and recreation, consumer health and children's "edutainment" markets. During 1994, Times Mirror acquired Ehrlich Multimedia and made investments in Digital Pictures, Inc. and Rocket Science Games, Inc.

     In addition, in 1994 Times Mirror created Times Mirror Programming, Inc. to develop television programming from Times Mirror's editorial franchises and to invest in new programming ventures in the U.S.

and overseas. The Company has entered into a partnership with Cox to develop and invest in cable programming. The Outdoor Life Channel, the first joint venture of the partnership, is scheduled to launch in 1995. In 1994, Times Mirror also invested in The Golf Channel. The Company's Golf Magazine is the official publication of the channel. Significant expenditures for product and market development are planned in 1995 in the areas of consumer multimedia software and television programming.

COMPETITION

     Besides competing vigorously with similar media in their respective markets, the Company's newspapers and magazines compete with other local and national advertising and sales promotion media. The Company encounters keen competition in all phases of its professional information and consumer media operations.

EMPLOYEES

     At December 31, 1994, Times Mirror's Publishing Business had 24,315 employees, 17,967 of whom were full-time employees. Approximately 3,768 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

RECENT DEVELOPMENTS

     Old Times Mirror, New Times Mirror, Cox and Cox Enterprises, Inc. are parties to that certain Agreement and Plan of Merger dated as of June 5, 1994, as amended (the "Merger Agreement"), pursuant to which Cox acquired Old Times Mirror's cable television business and the Company became the successor to Old Times Mirror. This was accomplished through the Transactions, which consisted of, among other things, (i) the contribution of the Publishing Business by Old Times Mirror to the Company, (ii) the assumption by the Company of all the liabilities of Old Times Mirror other than those related to Old Times Mirror's cable television business and certain other liabilities, (iii) the exchange (the "Chandler Exchange") by Old Times Mirror's controlling stockholders, Chandler Trust No. 1, Chandler Trust No. 2 and Chandis Securities Company (collectively, the "Chandler Trusts"), in which the Chandler Trusts exchanged all of their Old Times Mirror Series A Common Stock, par value $1.00 per share ("Old Times Mirror Series A Common Stock") and Old Times Mirror Series C Common Stock, par value $1.00 per share ("Old Times Mirror Series C Common Stock" and together with the Old Times Mirror Series A Common Stock, the "Old Times Mirror Common Stock"), for the same number of shares of the Company's Series A Common Stock, par value $1.00 per share ("Series A Common Stock") and Series C Common Stock, par value $1.00 per share ("Series C Common Stock and together with the Series A Common Stock, the "Common Stock") and the commitment by the Company to issue to the Chandler Trusts shares of the Company's Cumulative Redeemable Preferred Stock, Series A, par value $1.00 per share (the "Series A Preferred Stock") and, under certain circumstances, additional shares of Series A Common Stock (such shares of Series A Preferred Stock and additional shares of Series A Common Stock, if any, are hereinafter referred to as the "Additional Chandler Shares"), and (iv) the Merger, in which Old Times Mirror (then consisting only of its cable television business) was merged with and into Cox. Upon the effectiveness of the Merger on February 1, 1995, each share of Old Times Mirror Series A Common Stock outstanding immediately prior to the Merger was converted into one share of Series A Common Stock and a portion of a share of Cox's Class A Common Stock, par value $1.00 per share ("Cox Class A Common Stock"), and each share of Old Times Mirror Series C Common Stock outstanding immediately prior to the Merger was converted into one share of Series C Common Stock and a portion of a share of Cox Class A Common Stock. As a result of the Chandler Exchange, the Chandler Trusts were not stockholders of Old Times Mirror at the time the Merger was consummated and therefore did not receive any of the securities issued in the Merger. In fulfillment of its commitment to the Chandler Trusts, and subsequent to the issuance of the financial statements, the Company issued shares of Series A Preferred Stock to the Chandler Trusts on March 24, 1995.

STOCKHOLDERS' LITIGATION

     Following Times Mirror's announcement of the Transactions, a series of lawsuits were filed in Delaware Chancery Court, California Superior Court and United States Federal District Court (the "Stockholders' Litigation") challenging the terms of the Transactions and alleging that the defendants in such lawsuits had engaged in certain improper conduct. The plaintiff class in the consolidated Delaware actions consisted of all stockholders of Old Times Mirror (other than the defendants in such actions and their affiliates) who owned shares of Old Times Mirror Common Stock between June 3, 1994 and the date upon which a judgment in such actions as to certain matters was to be entered and become final. The California litigation purported to be a stockholders' derivative action on behalf of Old Times Mirror and a class action on behalf of the same class as in the consolidated Delaware actions.

     Following a series of negotiations between representatives of Old Times Mirror and counsel for the plaintiffs in the Stockholders' Litigation, on October 10, 1994, the parties entered into a stipulation (the "Stipulation") with respect to the Stockholders' Litigation. As part of the settlement of the Stockholders' Litigation, New Times Mirror agreed to conduct an exchange offer (the "Exchange Offer") pursuant to which its stockholders would be given the opportunity to exchange shares of the Company's Series A Common Stock and Series C Common Stock for shares of the Company's Conversion Preferred Stock, Series B, par value $1.00 per share (the "Series B Preferred Stock"). The Exchange Offer commenced on February 16, 1995 and expired on March 16, 1995. The Chandler Trusts agreed that they would not participate in the Exchange Offer. Additionally, as part of the settlement of the Stockholders' Litigation, the Board of Directors of the Company adopted an initial dividend policy for New Times Mirror (the "Initial New Times Mirror Dividend Policy") that provides that the annual dividend on the Common Stock, beginning in June 1995 and continuing for a period of three years, will be set at no less than $.24 per share. The Initial New Times Mirror Dividend Policy is subject to the exercise by the Company's Board of Directors of its fiduciary obligations and the exercise of the Board's business judgment in connection with, among other things, the declaration of future dividends, as well as to any and all requirements of Delaware law or any other applicable law, and to any and all covenants, restrictions or limitations in connection with any financing. Following the expiration of the Initial New Times Mirror Dividend Policy, any policy of the Company regarding the payment of common dividends will depend on the Company's future earnings, capital requirements, financial condition and other factors. The Stipulation was approved by the Delaware Chancery Court and the California Superior Court. The litigation in the United States Federal District Court was dismissed.

ITEM 2. PROPERTIES.

     The general character, location, terms of occupancy and approximate size of Times Mirror's materially important physical properties at December 31, 1994, are listed below.

                                                                          APPROXIMATE AREA IN
                                                                              SQUARE FEET
                                                                        -----------------------
                    GENERAL CHARACTER OF PROPERTY                         OWNED       LEASED(1)
----------------------------------------------------------------------  ---------     ---------
NEWSPAPER PUBLISHING
  Printing plants, business and editorial offices, garages and warehouse space located in:
     Los Angeles, California..........................................  2,096,000       578,000
     Hartford, Connecticut............................................  1,048,000       122,000
     Baltimore, Maryland..............................................    844,000
     Melville, New York...............................................    700,000
     Other locations..................................................  1,071,000     1,986,000
PROFESSIONAL INFORMATION
  Business and editorial offices and warehouses in California,
     Colorado,
     Illinois, Missouri, New York, Iowa and other locations...........  1,451,000     1,346,000
CONSUMER MEDIA
  Business and editorial offices and warehouses in New York, Missouri,
     Massachusetts, California, Washington D.C. and other locations...     45,000       311,000
CORPORATE
  Corporate offices and garages located in California, New York, New
     Jersey, and Washington, D.C......................................    496,000        80,000

---------------

(1) The Company's material lease agreements expire at various dates through 2012.

ITEM 3. LEGAL PROCEEDINGS.

     Times Mirror and its subsidiaries are defendants in actions for libel and other matters arising out of their Publishing Business operations. In addition, from time to time, Times Mirror and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters, relating to the Publishing Business. Times Mirror does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994. Subsequent to that quarter, at a special meeting of shareholders on January 19, 1995, the Company's shareholders approved (i) the contribution of the Publishing Business by Old Times Mirror to the Company and
(ii) the Merger Agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of New Times Mirror are identical to the executive officers of Old Times Mirror prior to the Transactions except that Mr. Larry W. Wangberg, who was Senior Vice President of Old Times Mirror and President and Chief Executive Officer of Times Mirror Cable Television, Inc., is not an executive officer of New Times Mirror. The executive officers of New Times Mirror are listed below. Executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by Old Times Mirror for more than five years.

                                                                                        OFFICER
           NAME               AGE         POSITIONS AND OFFICES WITH TIMES MIRROR       SINCE(1)
--------------------------    ---     ------------------------------------------------  --------
Robert F. Erburu              64      Chairman of the Board, President and                1961
                                      Chief Executive Officer
Curtis A. Hessler             51      Executive Vice President                            1991(2)
Richard T. Schlosberg III     50      Executive Vice President                            1990
Edward E. Johnson             51      Senior Vice President                               1984
Donald F. Wright              60      Senior Vice President                               1988
Ann E. Dilworth               48      Senior Vice President                               1992(3)
Thomas Unterman               50      Senior Vice President and General Counsel           1992(4)
Patrick A. Clifford           53      Group Vice President                                1990
John H. Zenger                63      Group Vice President                                1992(5)
James F. Guthrie              50      Vice President and Chief Financial Officer          1993(6)
James R. Simpson              54      Vice President, Human Resources                     1983
Efrem Zimbalist III           47      Vice President, Strategic Development               1993(7)
Debra A. Gastler              42      Vice President, Taxes                               1994(8)
Michael N. Liebhold           50      Vice President, Technology                          1994(9)
Stephen C. Meier              44      Vice President, Administration and Community        1989
                                      Affairs
Thanos Triant                 49      Vice President, Information Systems                 1994(10)
Stuart K. Coppens             46      Controller and Chief Accounting Officer             1994(11)
Alan L. Ross                  50      Treasurer                                           1981
O. Jean Williams              46      Secretary and Associate General Counsel             1989

---------------
 (1) The date indicated relates to the date on which such person first became an officer of Old Times Mirror. All of the executive officers of New Times Mirror, other than Robert F. Erburu, Curtis A. Hessler, Thomas Unterman, James F. Guthrie and O. Jean Williams, were elected to their respective positions effective January 30, 1995. Messrs. Erburu, Hessler, Unterman and Guthrie and Ms. Williams were elected to their respective positions effective June 3, 1994.

 (2) Curtis A. Hessler was elected as an executive officer of Old Times Mirror effective February 15, 1991. Mr. Hessler was an executive of UNISYS Corporation from June 1984 to February 1991, serving as vice chairman upon his departure.

 (3) Ann E. Dilworth was elected as an executive officer of Old Times Mirror effective August 3, 1992. She was president of Addison-Wesley General and International Publishing Company from 1988 to 1991.

 (4) Thomas Unterman was elected as an executive officer of Old Times Mirror effective October 1, 1992. Prior thereto, he had been a partner at Morrison & Foerster since 1986.

 (5) John H. Zenger was elected as an executive officer of Old Times Mirror effective March 26, 1992. Prior thereto, he had been chairman and chief executive officer of Zenger-Miller, Inc. since 1977.

 (6) James F. Guthrie was elected as an executive officer of Old Times Mirror effective March 4, 1993. Prior thereto, he had been senior vice president and chief financial officer of Times Mirror Cable Television, Inc. since 1982.

 (7) Efrem Zimbalist III was elected as an executive officer of Old Times Mirror effective March 4, 1993. Mr. Zimbalist was chairman and chief executive officer of Correia Art Glass, Inc. from 1978 until he joined the Company in July 1992.

 (8) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 3, 1994. Prior thereto, she had been Vice President, Tax of Pacific Enterprises since 1990 and director of taxes of Pacific Enterprises since 1987.

 (9) Michael Liebhold was elected as an executive officer of Old Times Mirror effective March 3, 1994. Prior thereto, he was lead research scientist and manager at Apple Computer, Inc. in the area of advanced media systems since 1984, and was senior scientist, Media Architecture Research, Advanced Technology Group at the time of his departure.

(10) Thanos Triant was elected as an executive officer of Old Times Mirror effective March 3, 1994. He was director, systems architecture, of Sun Microsystems since 1992 and director of management systems of Sun Microsystems since 1990. Prior thereto, he was senior vice president, Business Development and Technology of McGraw Hill Financial Services since 1989.

(11) Stuart K. Coppens was elected as an executive officer of Old Times Mirror effective May 3, 1994. Prior thereto, he had been Vice President, Finance at Richard D. Irwin since 1991. He was Director of Accounting at Times Mirror Cable Television, Inc. from 1983 to 1991. Richard D. Irwin is a wholly-owned subsidiary of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     Prior to the consummation of the Transactions, Old Times Mirror Series A Common Stock was traded principally on the NYSE and was also listed on the Pacific Stock Exchange. The Company's Series A Common Stock is traded principally on the NYSE and is also listed on the Pacific Stock Exchange. Old Times Mirror Series C Common Stock was not traded but was convertible into Times Mirror Series A Common Stock. Likewise, the Company's Series C Common Stock is not traded but is convertible into the Company's Series A Common Stock. At March 6, 1995, there were approximately 4,620 record holders of Series A Common Stock and 3,053 holders of Series C Common Stock. The price ranges for Old Times Mirror Series A Common Stock and the quarterly cash dividend paid on all Old Times Mirror Common Stock in 1993 and 1994 are listed below.

                                                         STOCK PRICE          CASH DIVIDEND
                                                        -------------       -----------------
                                                        HIGH     LOW        DECLARED     PAID
                                                        ----     ----       --------     ----
    1993
      First Quarter...................................  $35      $30  1/8     $.27       $.27
      Second Quarter..................................   33  1/2  30  5/8      .27        .27
      Third Quarter...................................   32  5/8  28  1/4      .27        .27
      Fourth Quarter..................................   35  1/8  28  1/2      .27        .27
    1994
      First Quarter...................................  $37  1/8 $32  5/8     $.27       $.27
      Second Quarter..................................   36  1/8  29  1/2      .27        .27
      Third Quarter...................................   33  1/4  28  3/4      .27        .27
      Fourth Quarter..................................   33  3/8  29  7/8      .27        .27

     The Company declared a dividend on the Common Stock of $.27 per share payable on March 10, 1995 to stockholders of record as of February 22, 1995. Following the payment of this dividend, it is anticipated that New Times Mirror will pay quarterly dividends on its Common Stock at a rate below the rate previously paid with respect to Old Times Mirror Common Stock. Management's review of factors being considered in recommending a new dividend level would suggest that it would be appropriate to reduce the dividend level by between 66 2/3% and 80% from that paid on Old Times Mirror Common Stock. This would result in an annual dividend of between $.22 and $.36 per share compared to the $1.08 previously paid. The dividend reduction is intended to bring the dividend policy more in line with the policy of other publicly traded publishing companies and to provide additional funds for investment in new business opportunities.

     As part of the settlement of the Stockholders' Litigation, the Board of Directors of the Company adopted the Initial New Times Mirror Dividend Policy, which provides that the annual dividend on New Times Mirror Common Stock, beginning in June 1995 and continuing for a period of three years, will be no less than $.24 per share. The Initial New Times Mirror Dividend Policy is subject to the exercise by the New Times Mirror Board of Directors of its fiduciary obligations and the exercise of the Board's business judgment in connection with, among other things, the declaration of future dividends, as well as to any and all requirements of Delaware law or any other applicable law, and to any and all covenants, restrictions or limitations in connection with any financing, now or in the future. Following the expiration of the Initial New Times Mirror Dividend Policy, any policy of New Times Mirror regarding the payment of dividends on the New Times Mirror Common Stock will depend on New Times Mirror's future earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data has been derived from the Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

           SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

(IN THOUSANDS OF DOLLARS EXCEPT PER
COMMON SHARE,
FINANCIAL RATIOS AND OTHER)                   1994           1993           1992           1991           1990
                                           ----------     ----------     ----------     ----------     ----------
OPERATING RESULTS
  Revenues...............................  $3,357,450     $3,243,749     $3,155,430     $3,117,174     $3,146,319
  Restructuring charges..................                     80,164        202,700         42,300
  Operating profit.......................     294,340        189,042         63,759        208,672        268,138
  Interest expense.......................      69,459         84,054         74,281         76,724         74,817
  Income (loss) from continuing
     operations before income taxes(1)...     247,747        109,785         (7,102)        55,348        204,399
  Income (loss) from continuing
     operations(1).......................     126,238         51,669        (18,369)        14,320        112,179
  Net income (loss)(1)...................     173,117        317,159        (66,601)        81,954        180,477
PER COMMON SHARE
  Income (loss) from continuing
     operations(1).......................  $      .98     $      .40     $     (.14)    $      .11     $      .87
  Earnings (loss) per share(1)...........        1.35           2.46           (.52)           .64           1.40
  Dividends declared.....................        1.08           1.08           1.08           1.08           1.08
  Dividends paid.........................        1.08           1.08           1.08           1.08           1.08
FINANCIAL DATA
  Current assets(2)......................  $  890,903     $1,216,874     $  988,032     $  845,572     $  880,488
  Property, plant and equipment -- net...   1,311,130      1,308,628      1,345,320      1,332,597      1,320,219
  Total assets...........................   4,265,301      4,499,897      4,233,345      4,006,139      4,120,081
  Long-term debt.........................     246,462        795,454      1,114,367        978,351      1,065,662
  Shareholders' equity...................   1,957,043      1,899,275      1,700,646      1,884,008      1,917,413
  Additions to property, plant and
     equipment(3)........................     128,431        102,093        110,110        140,923        261,255
  Operating profit margin(4).............        8.8%           8.3%           8.4%           8.1%           8.5%
  Total debt as a % of adjusted
     capitalization......................       31.3%          37.3%          41.7%          36.7%          39.0%
  Long-term debt as a % of shareholders'
     equity..............................       12.6%          41.9%          65.5%          51.9%          55.6%
  Dividends paid as a % of net
     income(5)...........................       80.0%          43.9%         245.4%         168.8%          77.1%
  Shareholders' equity per common
     share...............................  $    15.06     $    14.76     $    13.23     $    14.66     $    14.92
OTHER
  Price range of common stock............  $37 1/8 to     $35 1/8 to     $38 3/8 to     $32 5/8 to     $39 3/8 to
                                            28 3/4         28 1/4         28 1/2         25 1/2         21 1/4
  Number of shareholders at end of
     year................................       4,849          5,098          5,257          5,365          5,547
  Number of employees at end of year.....      26,902         26,936         28,313         27,732         29,121
  Weighted average common and common
     equivalent shares...................  128,807,156    128,740,904    128,818,449    128,626,366    128,706,017

---------------

This summary should be read in conjunction with the consolidated financial statements and notes thereto.

(1) Included in income (loss) from continuing operations before income taxes, income (loss) from continuing operations and net income (loss) are nonrecurring gains (charges) as follows (in thousands): 1994 - $22,099 and $10,646 ($.08 per share); 1991 - $(85,614) and $(52,985) ($.42 loss per share).

(2) Excludes the net assets of the discontinued cable television operations in 1994.

(3) Excludes capital assets acquired in business combinations accounted for as purchases and capital assets acquired by the discontinued cable television and broadcast television operations.

(4) Excludes restructuring charges.

(5) Excludes the cumulative effect of changes in accounting principles in 1992.

                            THE TIMES MIRROR COMPANY

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

      (IN THOUSANDS OF DOLLARS)           1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
Revenues
  Newspaper Publishing...............  $2,062,954   $1,980,717   $1,943,229   $1,974,351   $2,066,872
  Professional Information...........   1,005,335      992,220      935,448      851,633      757,882
  Consumer Media.....................     289,858      271,176      277,757      292,157      311,328
  Corporate and Other................                                                391       11,412
  Intersegment Revenues..............        (697)        (364)      (1,004)      (1,358)      (1,175)
                                       ----------   ----------   ----------   ----------   ----------
                                       $3,357,450   $3,243,749   $3,155,430   $3,117,174   $3,146,319
                                       =========    ==========   ==========   ==========   ==========
Operating Profit (Loss)(1)
  Newspaper Publishing...............  $  194,772   $  107,346   $   19,126   $   93,094   $  171,257
  Professional Information...........     173,951      174,855      114,348      193,161      165,741
  Consumer Media.....................      (4,889)      (3,785)      (3,527)      (7,775)      (9,496)
  Corporate and Other................     (69,494)     (89,374)     (66,188)     (69,808)     (59,364)
                                       ----------   ----------   ----------   ----------   ----------
                                       $  294,340   $  189,042   $   63,759   $  208,672   $  268,138
                                       =========    ==========   ==========   ==========   ==========
Identifiable Assets
  Newspaper Publishing...............  $1,987,752   $2,012,623   $2,036,453   $2,023,275   $2,044,545
  Professional Information...........   1,018,357    1,030,586      971,833      788,260      753,184
  Consumer Media.....................     360,861      288,805      338,895      338,046      412,505
  Corporate and Other................     255,954      563,686      317,423      341,493      383,616
  Discontinued Operations
     Cable Television................     642,377      606,678      495,036      509,942      484,611
     Broadcast Television............                      285      123,439      120,649      125,109
  Eliminations.......................                   (2,766)     (49,734)    (115,526)     (83,489)
                                       ----------   ----------   ----------   ----------   ----------
                                       $4,265,301   $4,499,897   $4,233,345   $4,006,139   $4,120,081
                                       =========    ==========   ==========   ==========   ==========
Depreciation and Amortization
  Newspaper Publishing...............  $  114,115   $  113,877   $  105,939   $  110,946   $  100,458
  Professional Information...........      42,928       44,490       40,092       41,640       42,701
  Consumer Media.....................      11,283       10,816       10,705       14,656       23,730
  Corporate and Other................       1,684        1,795        1,753        2,664        2,588
                                       ----------   ----------   ----------   ----------   ----------
                                       $  170,010   $  170,978   $  158,489   $  169,906   $  169,477
                                       =========    ==========   ==========   ==========   ==========
Capital Expenditures
  Newspaper Publishing...............  $   79,397   $   66,429   $   88,226   $  119,963   $  231,493
  Professional Information...........      43,910       33,006       19,984       19,324       26,080
  Consumer Media.....................       1,870        1,718        1,579        1,142        2,744
  Corporate and Other................       3,254          940          321          494          938
                                       ----------   ----------   ----------   ----------   ----------
                                          128,431      102,093      110,110      140,923      261,255
                                       ----------   ----------   ----------   ----------   ----------
  Discontinued Operations
     Cable Television................     118,948      116,914       82,333       60,426       66,641
     Broadcast Television............                                 3,464        3,141        6,803
                                       ----------   ----------   ----------   ----------   ----------
                                       $  247,379   $  219,007   $  195,907   $  204,490   $  334,699
                                       =========    ==========   ==========   ==========   ==========

---------------

(1) Includes restructuring charges as follows (in thousands):

                                                       1993         1992        1991
                                                      -------     --------     -------
         Newspaper Publishing.....................    $33,080     $106,700     $39,690
         Professional Information.................     25,300       96,000       1,160
         Corporate and Other......................     21,784                    1,450
                                                      -------     --------     -------
                                                      $80,164     $202,700     $42,300
                                                      =======     ========     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  CABLE MERGER

     On February 1, 1995, Times Mirror completed the Transactions related to the merger of its cable television operations with Cox. See Note 18 to the Consolidated Financial Statements for a detailed discussion of these Transactions. The Transactions are expected to have the following impact in 1995:

     o A gain of approximately $1.6 billion on the cable television transaction will be recorded in the first quarter of 1995;

     o On a pretax basis, net interest income in 1995 is expected to be $10-20 million as compared to net interest expense of $67 million in 1994; and

     o Earnings per common share in 1995 will be negatively affected as a result of approximately $50 million of preferred dividends on the Series A Preferred Stock and Series B Preferred Stock. This amount represents 10 months of dividends on these securities.

  OUTLOOK FOR 1995

     Times Mirror believes that there are a variety of factors to consider relating to its outlook for 1995. Assuming continued economic growth, the Company expects total revenues to grow faster in 1995 than in 1994, due to a continuing recovery in its newspaper markets and sales expansion in its international professional information businesses. However, much of this revenue growth will be offset by sharply higher newsprint prices and increased paper and postage costs overall.

     The first quarter of the fiscal year is generally Times Mirror's most volatile and least profitable quarter. Although the Company will report the approximately $1.6 billion gain on the cable transaction in the first quarter, it expects continuing operations may show a decline from 1994's low levels due to deeper seasonal losses in the expanded higher education companies, cost pressure in the newspaper group, and startup costs associated with new initiatives.

     In addition, the Company has begun to develop new businesses and products at a more rapid pace. A significant portion of these efforts is expected to be reflected in operating results in 1995. These programs, and other initiatives designed to reduce ongoing operating and administrative processing costs, are expected to reduce net income by as much as $40 million in 1995.

  NEWSPAPER PUBLISHING OUTLOOK

     Newspaper Publishing results are expected to be impacted by two critical factors: the timing and extent of economic recovery in Times Mirror's newspaper markets, particularly Southern California, and the sharp increases in newsprint prices anticipated throughout the industry. In 1994, newsprint expense represented approximately 15 percent of total segment operating costs. The average newsprint price per ton is expected to rise sharply in 1995. Rising newsprint consumption due to advertising volume growth, coupled with significant price increases, could impede profitability improvement in 1995. In addition, advertising revenue growth over the long term may be restrained by structural shifts in the retail marketplace, including retailer consolidations, changing consumer buying habits, and growth in discount stores, which use little newspaper advertising. In addition, the 1995 startup losses related to electronic on-line services of the Los Angeles Times and Newsday/New York Newsday and electronic advertising and shopping joint ventures with Pacific Telesis and Nynex are expected to impact net income by approximately $7 million.

  PROFESSIONAL INFORMATION OUTLOOK

     The 1995 results are expected to reflect revenue strength in most of the businesses, tempered, however, by costs associated with investments in new product lines and business ventures throughout the segment and containing volume losses at Matthew Bender. Net income in 1995 may be reduced by as much as $6 million from developing new electronic business activities in health information services and legal publishing.

  CONSUMER MEDIA OUTLOOK

     Times Mirror's magazines have historically represented the majority of the revenues of this segment. Operating results in 1994 for the magazines have improved due to strength in advertising, reflecting an industry-wide trend. Although magazine advertising revenues are expected to show continued improvement in 1995, anticipated increases in postage rates and paper prices will impede profit growth. In addition, significant expenditures for product and market development are planned in 1995 in the new areas of consumer multimedia software and television programming, with a net income impact of as much as $18 million.

  COST REDUCTION AND RESTRUCTURING EFFORTS

     Over the past several years, Times Mirror has provided restructuring reserves in order to streamline the operational and administrative functions of its businesses. The Company is continuing to pursue cost reduction and process re-engineering opportunities. As much as a $9 million reduction in 1995 net income is possible from developing and installing a network to link product, marketing and administrative databases across the Company. The network is also designed to reduce certain operating and administrative processing costs over time. Other opportunities to reduce costs could lead to additional restructuring or other charges in 1995 and future periods.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes Times Mirror's financial results (dollars in millions, except per share amounts):

                                                                     YEAR ENDED DECEMBER 31
                                                               ----------------------------------
                                                                 1994         1993         1992
                                                               --------     --------     --------
Revenues.....................................................  $3,357.5     $3,243.7     $3,155.4
Restructuring charges........................................                   80.2        202.7
Operating profit.............................................     294.3        189.0         63.8
Interest expense.............................................      69.5         84.1         74.3
Nonrecurring gains...........................................      22.1
Income (loss) from continuing operations.....................     126.2         51.7        (18.4)
Income from discontinued operations, net of tax..............      59.1        133.8         75.1
Gain on sale of discontinued operations, net of tax..........                  131.7
Extraordinary loss, net of tax...............................     (12.2)
Cumulative effect of changes in accounting principles, net of
  tax........................................................                              (123.4)
Net income (loss)............................................     173.1        317.2        (66.6)
Earnings (loss) per share from continuing operations.........  $    .98     $    .40     $   (.14)
Effective tax rate for continuing operations.................      49.0%        52.9%         N/A

  1994 COMPARED WITH 1993

     Times Mirror's consolidated revenues rose 3.5 percent in 1994 compared with the prior year, reflecting improvements in each of the Company's business segments, particularly Newspaper Publishing. The emerging economic recovery in Southern California, the Company's largest newspaper market, and core business growth in the health information services and higher education markets, coupled with acquisitions in the professional information segment in 1993 and 1994, contributed to the revenue growth.

     The significant improvement in operating profit in 1994 largely reflected the absence of restructuring charges, which totaled $80.2 million in 1993. Excluding the 1993 restructuring charges, operating profit would have improved
9.3 percent over 1993, principally due to gains at each of the Company's newspapers, particularly the Los Angeles Times, Newsday and The Baltimore Sun. With 1994 newsprint expense up only slightly over the prior year, declines in full-time staffing levels and tight control of other costs, Newspaper Publishing reported improved operating margins for the second consecutive year. In the Professional Information segment, improvements at most of the book companies, particularly in higher education and international publishing, were more than offset by declines at Matthew Bender and at the training companies, resulting in limited revenue growth and a drop in operating profit for the segment. In Consumer Media, start-up losses associated with the new consumer multimedia and television programming businesses also negatively impacted consolidated operating profit in 1994.

     Income from continuing operations in 1994 included nonrecurring gains of $22.1 million (8 cents per share after taxes), and 1994 net income included an extraordinary loss of $12.2 million net of taxes (9 cents loss per share) from the early retirement of debt. Also included in net income were the results of discontinued operations, comprised of the cable television operations in both years and, in 1993, the broadcast television operations. The cable television transaction was completed on February 1, 1995, and the resulting gain will be recorded in the first quarter of 1995. The sale of the broadcast television operations resulted in an after-tax gain of $131.7 million ($1.02 per share) in 1993.

     Interest expense in 1994 declined to $69.5 million from $84.1 million in the prior year, as debt levels were reduced early in the year using proceeds received from the sale of the broadcast television operations.

  FOURTH-QUARTER 1994 COMPARED WITH 1993

     Consolidated revenues of $957.4 million for the fourth quarter of 1994 were
6.7 percent higher than the prior-year quarter. Operating profit rose significantly in the last quarter of 1994, due primarily to restructuring charges of $76.4 million (35 cents per share after taxes) in 1993's fourth quarter. Excluding the restructuring charges, operating profit would have been slightly higher than last year, due largely to strength in the newspaper publishing businesses. Fourth-quarter 1994 income from continuing operations rose to $46.9 million, or 36 cents per share, compared with $4.4 million, or 4 cents per share, in 1993, including the prior-year restructuring charges. Net income in the fourth quarter of 1994 was $52.7 million, or 41 cents per share, compared with $161.8 million, or $1.26 per share, in the prior-year quarter. The 1993 fourth-quarter net income included the after-tax gain on the sale of the broadcast television operations of $131.7 million.

     Newspaper Publishing's fourth-quarter 1994 revenues of $581.3 million rose
5.8 percent over the prior year, as advertising gains at each of the major newspapers resulted in an overall 5.5 percent increase in advertising revenues. Circulation revenues were essentially flat, as favorable pricing adjustments offset the impact of declines in daily circulation levels at most of the major newspapers. In 1993, the newspaper segment recorded restructuring charges in the fourth quarter totaling $29.3 million for voluntary separation programs at The Times, Newsday and The Baltimore Sun. Excluding these charges, operating profit in 1994's fourth quarter of $72.8 million would have exceeded the prior year by
24.4 percent. Despite increased newsprint expense, reflecting rising newsprint prices during the fourth quarter of 1994, the operating profit margin expanded to 12.5 percent, the highest level for a single quarter since 1989.

     Professional Information revenues rose 7.5 percent over the prior-year fourth quarter to $296.0 million, reflecting solid growth in higher education and international publishing. The segment's fourth-quarter operating profit rose to $60.2 million -- a 67.4 percent increase over the prior-year quarter, which included $25.3 million of restructuring charges for streamlining certain operations. Excluding these charges, operating profit for the segment would have been level with 1993, as improvements at each of the book publishing companies were offset by depressed results at the training companies.

     Consumer Media revenues rose 11.0 percent for the fourth quarter to $80.3 million, reflecting improvements at the Company's magazines and art book publishing companies. The segment reported an operating loss in the quarter of $3.6 million, compared with operating profit of $1.5 million in 1993, as start-up losses associated with the new television programming and consumer multimedia operations more than offset improvements at the other businesses.

     The Corporate and Other segment's deficit in the fourth quarter of 1994 decreased to $21.8 million from $41.3 million in the prior year, which included $21.8 million of restructuring charges for costs associated with the planned re-engineering and consolidation of certain financial processes across all Times Mirror companies.

  1993 COMPARED WITH 1992

     Revenues grew 2.8 percent between years, with acquisitions in late 1992 and in 1993 contributing to the overall growth. Operating profit nearly tripled in 1993, reflecting the impact of significantly lower restructuring charges. As previously noted, 1993 results were reduced by restructuring charges of $80.2 million. Restructuring charges in 1992 were $202.7 million, related to voluntary early retirement and separation programs at the Los Angeles Times and Newsday, costs for the shutdown of a regional edition of The Times, and costs related to a restructuring program at Matthew Bender. These charges resulted in a loss from continuing operations in 1992. Excluding the restructuring charges, operating profit would have been up only slightly between years, as the economic weakness in Southern California, Times Mirror's largest newspaper market, and the restructuring efforts at Matthew Bender limited growth in the Company's two largest business segments.

     Income from continuing operations, excluding the restructuring charges, would have been down 28.5 percent from the prior year, reflecting increased interest expense and a higher effective tax rate in 1993. The rise in interest expense in 1993 was due to higher average daily debt levels as compared with 1992, the impact of which was partly offset by lower interest rates between years. Also contributing to the rise in interest expense during 1993 was a $3.6 million decline in capitalized interest and interest related to subleases. The 1993 effective tax rate reflected new federal income tax rates enacted in the third quarter of 1993.

     Net income included the results of the discontinued cable and broadcast television segments in both years and, in 1993, the after-tax gain on the sale of broadcast television of $131.7 million. The 1992 net loss arose primarily as a result of the cumulative adjustment from the adoption of the new accounting standard for postretirement benefits.

ANALYSIS BY SEGMENT

  NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (in millions):

                                                             1994         1993         1992
                                                           --------     --------     --------
    Revenues
      Advertising........................................  $1,564.1     $1,488.7     $1,480.9
      Circulation........................................     450.3        453.0        428.4
      Other..............................................      48.6         39.0         33.9
                                                           --------     --------     --------
                                                           $2,063.0     $1,980.7     $1,943.2
                                                           ========     ========     ========
    Operating Profit.....................................  $  194.8     $  107.3     $   19.1
                                                           ========     ========     ========

     1994 Results

     Newspaper Publishing revenues increased 4.2 percent in 1994, surpassing the $2 billion revenue mark for the first time in four years, as total advertising revenues rose 5.1 percent over the prior year. The emerging economic recovery in Southern California helped to stimulate volume expansion in all advertising categories at The Times, which posted a total revenue increase of 4.2 percent in 1994 to over $1 billion, following three consecutive years of declines. Advertising revenues at The Times rose 4.9 percent to $820.3 million, up from $781.7 million in 1993, spurred by double-digit volume gains in classified help-wanted advertising, an important indicator of economic recovery. Each of the Eastern newspapers reported solid revenue gains, with particular strength at The Baltimore Sun and The Hartford Courant. Advertising revenues at the Eastern newspapers rose 5.2 percent to $743.8 million in 1994.

     Circulation revenues for the segment declined slightly in 1994, as daily circulation averages declined at all major newspapers except The Baltimore Sun. Circulation pricing increases, as well as the planned curtailment of circulation outside primary market areas, contributed to the circulation declines.

     The segment's operating profit for 1994 rose significantly as compared with the prior year, due in part to restructuring charges in 1993 of $33.1 million for voluntary separation programs at The Times, Newsday and

The Baltimore Sun. Excluding these charges, each of the newspapers would have shown solid operating profit improvements in 1994. Operating costs rose less than 2.0 percent, as newsprint expense remained relatively flat compared to 1993, full-time equivalent staff levels declined and other costs remained tightly controlled. The segment's operating margin improved again in 1994, increasing to 9.4 percent compared with 7.1 percent in 1993, excluding the prior-year restructuring charges.

     1993 Results

     Revenues for the segment rose 1.9 percent in 1993 due primarily to an increase in circulation revenues related to a change to dealer distribution systems at Newsday and The Hartford Courant in 1992. Advertising revenues of $1.49 billion in 1993 were up slightly over the prior year, as growth at the Eastern newspapers was largely offset by declines at The Times. In 1993, advertising revenues at The Times declined 2.5 percent to $781.7 million, compared with $802.1 million in 1992. Times Mirror's Eastern newspapers, led by a strong performance at Newsday, reported advertising revenues of $707.0 million for 1993, compared to $678.8 million in 1992.

     Circulation revenues rose 5.7 percent in 1993, primarily reflecting the previously-mentioned dealer distribution systems change and modest circulation price increases in some markets. Excluding the impact of the dealer distribution change, circulation revenues would have declined 2.0 percent in 1993 as a result of expected circulation volume declines with the elimination of The Times' San Diego Edition in late 1992, the reduction of duplicate morning and evening circulation at The Baltimore Sun newspapers, and lower single copy sales.

     Newspaper Publishing's operating profit for 1993 was reduced by the previously mentioned restructuring charges of $33.1 million, while 1992 operating profit was reduced by restructuring charges of $106.7 million for voluntary separation programs at The Times and Newsday, as well as the costs of closing the San Diego Edition of The Times. Excluding restructuring charges in both years, operating profit in 1993 would have increased 11.6 percent to $140.4 million, from $125.8 million in 1992. Operating costs rose slightly in 1993, due to the change in dealer distribution systems. Excluding the change and restructuring charges, operating costs would have declined on a year-over-year basis. Newsprint expense was virtually flat, as lower consumption offset a one percent average price increase. The operating profit margin for the segment, excluding restructuring charges, would have been 7.1 percent in 1993 versus 6.5 percent in 1992.

  PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (in millions):

                                                            1994        1993       1992
                                                          --------     ------     ------
        Revenues........................................  $1,005.3     $992.2     $935.4
                                                          ========     ======     ======
        Operating Profit................................  $  174.0     $174.9     $114.3
                                                          ========     ======     ======

     1994 Results

     Professional Information revenues rose 1.3 percent in 1994, as strong growth in higher education, health information services and international publishing was largely offset by declines at Matthew Bender. Excluding Matthew Bender, where declines in the first half of 1994 significantly depressed its full-year results, revenues for the rest of the segment rose 8.7 percent as compared with 1993. Revenue growth also reflected several small acquisitions in the segment during 1994. In higher education publishing, comprised of Wm. C. Brown Publishers, Brown & Benchmark and Richard D. Irwin, revenues grew more than 10 percent, considerably ahead of the industry average, due to growth in custom publishing sales and market share gains in some textbook disciplines.

     The revenue decline at Matthew Bender is the result of the major restructuring program initiated in 1992 to enhance future operations by transforming product lines, re-engineering work processes, reducing staff by more than 40 percent and sharply reducing facilities and related expenses. By marketing combined practice sets in core areas, instituting service fee annual subscription pricing and holding prices in key areas to 1992 levels, Bender was able to substantially reduce subscriber attrition rates in key product lines.

     Operating profit for the segment was slightly below the prior year, which included restructuring charges of $25.3 million for programs to streamline and consolidate certain administrative functions within the training, higher education, health information services and technical publishing operations. Excluding these charges, 1994 operating profit would have dropped 13.1 percent from the prior year, due primarily to the declines at Matthew Bender, and the operating profit margin would have declined to 17.3 percent in 1994 from 20.2 percent in the prior year.

     1993 Results

     Professional Information revenues increased 6.1 percent in 1993. Revenue gains from several small acquisitions in health information services in 1993 and the fourth-quarter 1992 acquisition of Wm. C. Brown more than offset an approximately 15 percent decline in revenue at Matthew Bender. Segment revenues also benefited from the continued growth of the Red Cross product line at Mosby-Year Book and market share gains within higher education publishing.

     Operating profit for the segment included the previously mentioned restructuring charges in 1993 of $25.3 million and, in 1992, a $96 million charge for restructuring at Matthew Bender. Excluding these charges in both years, the segment's operating profit would have been $200.2 million in 1993, down 4.8 percent from $210.3 million in 1992. The operating profit margin for the segment, excluding the restructuring charges, would have been 20.2 percent in 1993 versus 22.5 percent in 1992.

  CONSUMER MEDIA

     Consumer Media revenues and operating losses were as follows (in millions):

                                                            1994       1993       1992
                                                           ------     ------     ------
        Revenues.........................................  $289.9     $271.2     $277.8
                                                           ======     ======     ======
        Operating Loss...................................  $ (4.9)    $ (3.8)    $ (3.5)
                                                           ======     ======     ======

     1994 Results

     Consumer Media revenues were up 6.9 percent in 1994 due to solid gains at the magazines. The magazines benefited from higher advertising volume, reflecting an industry-wide trend in 1994. Operating profit improvements in these businesses were more than offset, however, by start-up losses associated with the new consumer multimedia and television programming operations.

     1993 Results

     Revenue declines in 1993 were primarily attributable to art book publishing, reflecting a drop in institutional sales. Revenues at the magazines also declined slightly as advertising revenues remained weak nationally. A revenue-driven decline in operating profit at art book publishing was largely offset by improvements at the magazines stemming from cost containment efforts.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, Times Mirror generated $315.4 million in net cash from continuing operations, compared with $302.5 million in 1993, as sharply reduced cash outlays for restructuring activities and interest payments in 1994 were largely offset by higher cash payments for income taxes due to an increase in taxable income. The higher taxable income in 1994 was due primarily to the drop in restructuring-related cash payments and a significant reduction in benefit costs, related to a substantially lower prefunding for the Company's VEBA as compared to the prior year.

     Net cash provided by investing activities of continuing operations during 1994 totaled $78.9 million, compared with a net use of cash in 1993 of $195.3 million. Higher proceeds from asset sales in 1994, due to the receipt of approximately $300 million from last year's sale of the broadcast television stations, were slightly offset by a modest rise in capital and product development spending as compared to the prior year. Capital spending in 1995 by the Company's continuing operations may exceed 1994 levels by more than 20 percent as a result of the planned investment in a company-wide digital network and other new initiatives throughout the Company's business segments.

     Net cash used in financing activities rose to $398.0 million in 1994 from $218.6 million in the prior year, primarily reflecting a reduction in debt using proceeds from the sale of the broadcast television stations. Total debt at December 31, 1994 of $892.3 million was down $239.5 million from the 1993 year-end level, and the debt-to-adjusted-capitalization ratio dropped to 31.3 percent from 37.3 percent at the prior year-end. Times Mirror paid dividends to shareholders of $138.9 million in both 1994 and 1993.

     POST-MERGER CASH, FINANCINGS AND CAPITAL RESOURCES

     In connection with the cable transaction as described in Note 18 to the Consolidated Financial Statements, Times Mirror borrowed approximately $1.306 billion immediately prior to the completion of the transaction on February 1, 1995. This debt, along with $57.3 million of fixed rate debt which was not previously tendered or exchanged, was assumed by Cox in the merger. About one-third of the proceeds from the $1.306 billion borrowing were used to retire the short-term borrowings issued to finance the debt tender offer and to redeem the $100 million 8 7/8% Notes which were called on February 1, 1995. Approximately $125 million of the proceeds are being used to retire all commercial paper borrowings. As of February 1, 1995, Times Mirror had total debt of approximately $281.2 million, $34.7 million of commercial paper and $246.5 million of long-term debt. Cash of approximately $659 million as of February 1, 1995, primarily representing the cash remaining after the aforementioned debt payouts, is invested in short-term money market instruments with a weighted average interest rate of 5.8%.

     On February 1, 1995, Times Mirror's commercial paper program and shelf registration statements were terminated as a result of the merger, since those arrangements were established by Times Mirror which was merged with Cox. Effective February 9, 1995, Times Mirror terminated its $480 million of unsecured domestic revolving lines of credit. Replacement domestic lines of credit are expected to be available in the future if the need arises. Times Mirror terminated its $150 million in foreign unsecured revolving lines of credit effective March 17, 1995.

     Cash flow from continuing operations in 1995 is expected to contribute to the Company's financial resources. Cash flow in 1995 and future years is expected to benefit from lower interest expense, interest earned on cash invested, and significantly reduced dividend and capital expenditure requirements. As previously discussed, Times Mirror expects to use its cash resources, including cash flow from continuing operations, for a number of purposes, including developing its existing businesses and investing in new information franchises such as television programming, multimedia software and electronic advertising and shopping services. In addition, Times Mirror is investing in a company-wide digital network of product, marketing and administrative databases.

     At the time of the execution of the merger agreement to merge its cable operations with those of Cox, Times Mirror committed up to $200 million to a partnership with Cox. The partnership is expected to develop and purchase substantial investment interests in theme-based cable television programming operations. The $200 million is expected to be contributed as capital calls are made.

     POST-MERGER DIVIDEND POLICY

     In connection with the cable transaction, Times Mirror expects to issue approximately $412 million in face amount of Series A Preferred Stock to the Chandler Trusts. This series of Preferred Stock will have a perpetual fixed-rate dividend which will be established within 90 days after completion of the transaction. Also in connection with the cable transaction, the Company launched an Exchange Offer on February 16, 1995, pursuant to which shareholders, other than the Chandler Trusts, were given the opportunity to exchange shares of Series A Common Stock and Series C Common Stock for shares of Series B Preferred Stock. The Exchange Offer expires on March 16, 1995, and upon completion the Company expects to have approximately $350 million of Series B Preferred Stock. The Series B Preferred Stock will convert into Series A Common Stock in early 1998. The Series B Preferred Stock may, however, be called for redemption earlier under certain circumstances, with the redemption price payable in shares of Series A Common Stock. Earnings per common share will be negatively affected as a result of the dividends on the Series A Preferred Stock and Series B Preferred Stock. Subsequent to the issuance of the financial statements, the annual dividend rate on the Series A Preferred Stock was established at 8%. The total dividends on preferred shares are expected to be approximately $47 million in 1995, $56 million in 1996 and 1997, $39 million in 1998 and $33 million thereafter as long as the Series A Preferred Stock is outstanding. Beginning in June 1995 and continuing for a period of three years, the Company has agreed to pay an annual dividend to common shareholders of no less than 24 cents per share, subject to the fiduciary duties of its board of directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        -----
Report of Ernst & Young LLP, Independent Auditors.....................................     22
Consolidated Statements of Operations -- Years Ended December 31, 1994, 1993 and
  1992................................................................................     23
Consolidated Balance Sheets -- December 31, 1994 and December 31, 1993................     24
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1994, 1993
  and 1992............................................................................     25
Consolidated Statements of Cash Flows -- Years Ended December 31, 1994, 1993 and
  1992................................................................................     26
Notes to Consolidated Financial Statements............................................     27
Financial Statement Schedules:
  Schedule VIII -- Valuation and Qualifying Accounts and Reserves.....................     45

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 9 and 13 to the consolidated financial statements, in 1992 the company changed its method of accounting for income taxes and postretirement benefits other than pensions.

                                                               ERNST & YOUNG LLP

Los Angeles, California
February 1, 1995

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31
                                                             ------------------------------------
    (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)          1994         1993         1992
                                                             ----------   ----------   ----------
Revenues...................................................  $3,357,450   $3,243,749   $3,155,430
                                                             ----------   ----------   ----------
Costs and Expenses
  Cost of sales............................................   1,778,892    1,759,052    1,716,971
  Selling, general and administrative expenses.............   1,284,218    1,215,491    1,172,000
  Restructuring charges....................................                   80,164      202,700
                                                             ----------   ----------   ----------
                                                              3,063,110    3,054,707    3,091,671
                                                             ----------   ----------   ----------
Operating Profit...........................................     294,340      189,042       63,759
  Interest expense.........................................     (69,459)     (84,054)     (74,281)
  Nonrecurring gains.......................................      22,099
  Other, net...............................................         767        4,797        3,420
                                                             ----------   ----------   ----------
  Income (loss) from continuing operations before income
     taxes.................................................     247,747      109,785       (7,102)
  Income taxes.............................................     121,509       58,116       11,267
                                                             ----------   ----------   ----------
  Income (loss) from continuing operations.................     126,238       51,669      (18,369)
  Discontinued operations:
     Income from discontinued operations, net of income
       taxes...............................................      59,111      133,788       75,144
     Gain on sale of discontinued operations, net of income
       taxes...............................................                  131,702
  Extraordinary loss on early retirement of debt, net of
     income tax benefit of $8,517..........................     (12,232)
  Cumulative effect of changes in accounting principles:
     Postretirement benefits, net of income tax benefit of
       $84,931.............................................                              (133,376)
     Income taxes..........................................                                10,000
                                                             ----------   ----------   ----------
Net Income (Loss)..........................................  $  173,117   $  317,159   $  (66,601)
                                                             ==========   ==========   ==========
Earnings (loss) per share:
  Continuing operations....................................  $      .98   $      .40   $     (.14)
  Discontinued operations:
     Income from operations................................         .46         1.04          .58
     Gain on sale..........................................                     1.02
  Extraordinary loss.......................................        (.09)
  Cumulative effect of changes in accounting principles:
     Postretirement benefits...............................                                 (1.04)
     Income taxes..........................................                                   .08
                                                             ----------   ----------   ----------
Earnings (loss) per share..................................  $     1.35   $     2.46   $     (.52)
                                                             ==========   ==========   ==========

                 See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31
                                                                      -------------------------
                     (IN THOUSANDS OF DOLLARS)                           1994           1993
                                                                      ----------     ----------
                                            ASSETS
Current Assets
  Cash and cash equivalents.........................................  $   81,944     $   46,756
  Accounts receivable, less allowances for doubtful accounts and
     returns of $72,317 and $70,866.................................     535,982        511,347
  Note and other receivables........................................                    296,458
  Inventories.......................................................     153,017        161,251
  Deferred income taxes.............................................                     40,965
  Net assets of discontinued cable television operations............     642,377
  Prepaid expenses..................................................     119,960        160,097
                                                                      ----------     ----------
          Total current assets......................................   1,533,280      1,216,874
Net property, plant and equipment...................................   1,311,130      1,308,628
Goodwill............................................................     732,293        714,357
Net assets of discontinued cable television operations..............                    606,678
Other intangibles...................................................     124,082        132,690
Deferred charges....................................................     154,989        156,957
Other assets........................................................     409,527        363,713
                                                                      ----------     ----------
                                                                      $4,265,301     $4,499,897
                                                                      ==========     ==========
                                          LIABILITIES
Current Liabilities
  Accounts payable..................................................  $  362,139     $  380,005
  Short-term debt...................................................     645,870        336,356
  Accrued liabilities...............................................      43,741         94,436
  Employees' compensation...........................................     108,673         97,226
  Deferred income taxes.............................................      36,681
  Unearned income...................................................     201,162        177,738
  Other current liabilities.........................................      88,091         57,405
                                                                      ----------     ----------
          Total current liabilities.................................   1,486,357      1,143,166
Long-term debt......................................................     246,462        795,454
Deferred income taxes...............................................     131,163        196,869
Postretirement benefits.............................................     249,200        250,894
Other liabilities...................................................     195,076        214,239
                                                                      ----------     ----------
                                                                       2,308,258      2,600,622
Commitments and contingencies
                                     SHAREHOLDERS' EQUITY
Common stock
  Series A, $1 par value; 300,000,000 shares authorized;
     99,024,000 and 97,588,000 issued...............................      99,024         97,588
  Series B, $1 par value; 100,000,000 shares authorized; no shares issued.........................................................
  Series C, convertible, $1 par value, 150,000,000 shares
     authorized;
     30,939,000 and 32,366,000 issued...............................      30,939         32,366
Preferred stock, $1 par value; 4,500,000 shares authorized; no shares issued.....................................................
Additional paid-in capital..........................................     167,898        167,490
Retained earnings...................................................   1,720,725      1,687,574
                                                                      ----------     ----------
                                                                       2,018,586      1,985,018
Less treasury stock, at cost; 1,345,000 Series A shares.............      61,543         61,543
Less guaranteed debt of ESOP........................................                     24,200
                                                                      ----------     ----------
                                                                       1,957,043      1,899,275
                                                                      ----------     ----------
                                                                      $4,265,301     $4,499,897
                                                                      ==========     ==========

                 See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          THREE YEARS ENDED DECEMBER 31, 1994
                                   ---------------------------------------------------------------------------------
                                      COMMON STOCK       ADDITIONAL
                                   -------------------    PAID-IN      RETAINED    TREASURY   GUARANTEED
    (IN THOUSANDS OF DOLLARS)      SERIES A   SERIES C    CAPITAL      EARNINGS     STOCK     ESOP DEBT     TOTAL
                                   --------   --------   ----------   ----------   --------   ---------   ----------
Balance at December 31, 1991.....  $ 95,067   $ 34,797    $ 157,553   $1,722,734   $(61,543)  $(64,600 )  $1,884,008
  Conversion of Series C shares
     to Series A shares..........     1,438     (1,438)
  Transactions related to stock
     option and restricted stock
     plans.......................        29         23        6,343                                            6,395
  Dividends on common stock;
     $1.08 per share.............                                       (138,861)                           (138,861)
  Net loss.......................                                        (66,601)                            (66,601)
  Reduction of guaranteed ESOP
     debt........................                                                               19,000        19,000
  Translation losses and other...                                         (3,295)                             (3,295)
                                   --------   --------   ----------   ----------   --------   ---------   ----------
Balance at December 31, 1992.....    96,534     33,382      163,896    1,513,977    (61,543)   (45,600 )   1,700,646
  Conversion of Series C shares
     to Series A shares..........     1,034     (1,034)
  Transactions related to stock
     option and restricted stock
     plans.......................        20         18        3,594                                            3,632
  Dividends on common stock;
     $1.08 per share.............                                       (138,887)                           (138,887)
  Net income.....................                                        317,159                             317,159
  Reduction of guaranteed ESOP
     debt........................                                                               21,400        21,400
  Translation losses.............                                         (4,675)                             (4,675)
                                   --------   --------   ----------   ----------   --------   ---------   ----------
Balance at December 31, 1993.....    97,588     32,366      167,490    1,687,574    (61,543)   (24,200 )   1,899,275
  Conversion of Series C shares
     to Series A shares..........     1,442     (1,442)
  Transactions related to stock
     option and restricted stock
     plans.......................        (6)        15          408                                              417
  Dividends on common stock;
     $1.08 per share.............                                       (138,904)                           (138,904)
  Net income.....................                                        173,117                             173,117
  Reduction of guaranteed ESOP
     debt........................                                                               24,200        24,200
  Translation gains and other....                                         (1,062)                             (1,062)
                                   --------   --------   ----------   ----------   --------   ---------   ----------
Balance at December 31, 1994.....  $ 99,024   $ 30,939    $ 167,898   $1,720,725   $(61,543)              $1,957,043
                                   ========   ========    =========   ==========   ========   =========   ==========

                 See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                          -------------------------------------
               (IN THOUSANDS OF DOLLARS)                    1994          1993          1992
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations..............  $ 126,238     $  51,669     $ (18,369)
  Adjustments to derive cash flows from continuing
     operating activities:
     Depreciation and amortization......................    170,010       170,978       158,489
     Net change in restructuring liability..............    (64,492)      (35,523)      169,063
     Amortization of product development costs..........     59,574        55,876        51,948
     Nonrecurring gains.................................    (22,099)
     Provision for doubtful accounts....................     20,548        23,105        38,523
     Provision (benefit) for deferred income taxes......     14,378        (1,851)      (32,593)
     Changes in assets and liabilities:
       Trade accounts receivable........................    (44,652)      (34,771)      (33,254)
       Inventories......................................      6,005         5,618          (265)
       Accounts payable.................................       (159)       15,184        11,664
       Income taxes.....................................      5,243        75,761       (27,942)
     Other, net.........................................     44,781       (23,587)      (13,232)
                                                          ---------     ---------     ---------
     Net cash provided by continuing operating
       activities.......................................    315,375       302,459       304,032
  Income from discontinued operations...................     59,111       133,788        75,144
  Adjustment to derive cash flows from discontinued
     operating activities:
     Change in net operating assets.....................    111,530        (1,454)      104,741
                                                          ---------     ---------     ---------
     Net cash provided by discontinued operating
       activities.......................................    170,641       132,334       179,885
                                                          ---------     ---------     ---------
     Net cash provided by operating activities..........    486,016       434,793       483,917
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of assets.........................    340,035        33,546        46,842
  Capital expenditures..................................   (128,431)     (111,703)     (115,740)
  Additions to product development costs................    (66,817)      (61,722)      (62,002)
  Acquisitions, net of cash acquired....................    (47,229)      (54,318)     (155,130)
  Other, net............................................    (18,698)       (1,091)        3,989
                                                          ---------     ---------     ---------
     Net cash provided by (used in) investing activities
       of continuing operations.........................     78,860      (195,288)     (282,041)
     Net cash used in investing activities of
       discontinued cable operations....................   (131,677)      (32,033)     (178,857)
                                                          ---------     ---------     ---------
     Net cash used in investing activities..............    (52,817)     (227,321)     (460,898)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance (repayment) of commercial paper, net.........   (233,901)      (10,120)      243,209
  Principal repayments of long-term debt................   (344,357)     (301,228)     (101,722)
  Proceeds from issuance of long-term debt and
     short-term borrowings..............................    363,680       249,397           254
  Dividends paid........................................   (138,901)     (138,878)     (138,846)
  Repayment of guaranteed ESOP debt.....................    (24,200)      (21,400)      (19,000)
  Other, net............................................    (20,332)        3,632         6,395
                                                          ---------     ---------     ---------
     Net cash used in financing activities..............   (398,011)     (218,597)       (9,710)
                                                          ---------     ---------     ---------
  Increase (decrease) in cash and cash equivalents......     35,188       (11,125)       13,309
  Cash and cash equivalents at beginning of year........     46,756        57,881        44,572
                                                          ---------     ---------     ---------
  Cash and cash equivalents at end of year..............  $  81,944     $  46,756     $  57,881
                                                          =========     =========     =========

                 See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the company and its subsidiaries after elimination of all significant intercompany transactions and balances. Affiliated companies in which the company owns a 20 percent to 50 percent interest are accounted for by the equity method.

     Reclassifications and Restatements. Certain amounts in previously issued financial statements have been reclassified to conform to the 1994 presentation. Financial information in the Notes to Consolidated Financial Statements has been restated to exclude discontinued operations, except where noted.

     Changes in Accounting Principle. Effective January 1, 1992, the company adopted new accounting principles for income taxes and postretirement benefits. These changes in accounting are described in Note 9 and Note 13, respectively.

     Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and generally have original maturities of three months or less. Cash equivalents of $39,813,000 and $20,418,000 at December 31, 1994 and 1993, respectively, were primarily commercial paper and repurchase agreements.

     Under the company's cash management system, the bank notifies the company daily of checks presented for payment against its primary disbursing accounts. The company transfers funds from other sources such as short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $54,263,000 and $41,733,000 at December 31, 1994 and 1993,
respectively.

     Inventories. Inventories are carried at the lower of cost or market and are determined under the first-in, first-out method for books and certain finished products, and under the last-in, first-out method for newsprint, paper and certain other inventories.

     Property, Plant and Equipment. Property, plant and equipment are carried on the basis of cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements are capitalized.

     Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

                Buildings....................  10-55 years
                Machinery and equipment......  2-20 years
                Leasehold improvements.......  Lesser of useful life or lease term

     Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases subsequent to October 31, 1970 ($718,840,000 at December 31, 1994, and $700,904,000 at December 31, 1993 net of
accumulated amortization of $168,904,000 and $145,295,000, respectively) is being amortized primarily over a period of 40 years. Goodwill arising from business combinations consummated prior to November 1, 1970 is not being amortized because, in the opinion of management, it has not diminished in value. Goodwill amortization expense amounted to $23,973,000 for 1994, $20,327,000 for 1993 and $18,538,000 for 1992.

     Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging from 3 to 21 years. Accumulated amortization was $100,747,000 and $98,597,000 at December 31, 1994 and 1993, respectively.

     The company assesses on an ongoing basis the recoverability of intangible assets, including goodwill, based on estimates of future undiscounted cash flows for the applicable business compared to net book value.

                            THE TIMES MIRROR COMPANY

If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to the undiscounted cash flow estimate. The company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

     Deferred Charges. Deferred charges for book design and teaching aids and training material preparation and duplicating costs are written off over the estimated product life as the products are sold. Magazine subscription selling expenses are charged to expense over the same period as the related revenue is earned.

     Revenue Recognition. Revenues from certain products sold with the right of return, principally books, are recognized net of a provision for estimated returns. Revenues from newspaper and magazine subscriptions and professional service fee annual subscriptions are deferred as unearned income at the time of the sale. A pro rata share of the newspaper and magazine subscription price is included in revenue as products are delivered to subscribers. Professional service fee annual subscription revenues are recognized on a straight-line basis over the life of the subscription service.

     Earnings Per Share. Earnings per share computations are based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Fully diluted earnings per share are the same as the earnings per share indicated.

     Retirement Plans and Postretirement Benefits. The company has defined benefit pension plans and various other contributory and noncontributory retirement plans covering substantially all employees. In general, benefits under the defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. In determining net periodic pension expense (income), prior service costs are amortized on a straight-line basis over 10 years. The defined benefit plans are generally funded on a current basis in accordance with the Employee Retirement Income Security Act of 1974. An Employee Stock Ownership Plan (ESOP) provides benefits in conjunction with certain defined benefits, and the fair value of ESOP assets is recognized as an offset to required funding. The majority of the company's employees are covered by one defined benefit plan. Funding is not expected to be required for this plan in the near future as this plan is overfunded.

     Postretirement health care benefits provided by the company are unfunded and cover employees hired before January 1, 1993, or approximately half of the company's current employees. The various plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits. Postretirement life insurance benefits are generally insured by life insurance policies and cover employees who retired on or before December 31, 1993. Life insurance benefits vary by plan, ranging from $1,000 to $250,000. Certain employees become eligible for the postretirement health care benefits if they meet minimum age and service requirements and retire from full-time, active service.

     Voluntary Employee Beneficiary Association. The company maintains a Voluntary Employee Beneficiary Association (VEBA) trust to fund certain health care benefits. At December 31, 1994 and 1993, the VEBA trust balance of $20,112,000 and $53,949,000, respectively, is included in "Prepaid expenses."

NOTE 2 -- CAPITAL STOCK

     Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C shares and the right to convert Series C shares into Series A shares. Series A shares are entitled to one vote per share and Series C shares are entitled to ten votes per share. Series C shares are subject to mandatory conversion into Series A shares upon transfer to any person other than a "Permitted Transferee" as defined in the company's Certificate of Incorporation or upon the occurrence of certain regulatory events. Series B common stock is entitled to one-tenth vote per share and is available for

                            THE TIMES MIRROR COMPANY
common stock issuance transactions, such as underwritten public offerings and acquisitions. The preferred stock is issuable in series under such terms and conditions as the board of directors may determine. See Note 18 for information on the company's new capital structure.

NOTE 3 -- ACQUISITION

     On October 30, 1992, the company acquired Wm. C. Brown Communications, Inc., a leading publisher of college textbooks. This acquisition was accounted for by the purchase method and resulted in a non-cash transaction of $30,112,000 for liabilities assumed. The operations of this company are reflected in the company's financial statements from the date of acquisition. This acquisition resulted in goodwill of $66,653,000, which is being amortized over 40 years. Pro forma results for 1992, assuming this acquisition occurred on January 1, are not materially different from the results reported.

NOTE 4 -- RESTRUCTURING CHARGES

     The company charged the estimated costs related to restructuring actions against operations in 1992 and 1993. Remaining liabilities of $38,368,000 related to these restructuring charges are included in the consolidated balance sheet at December 31, 1994, and primarily represent severance costs as well as lease payments which will be paid over lease periods extending to 2002.

     During 1993, the company recorded restructuring charges of $80,164,000 ($47,724,000 after taxes, or 37 cents per share). More than half of this amount was for severance or pay-related actions and approximately forty percent related to leased facilities, product line changes and other costs necessary to implement the company's plans. The remainder included various asset write-offs.

     During 1992, the company recorded restructuring charges of $202,700,000 ($123,248,000 after taxes, or 96 cents per share). Nearly two-thirds of this amount was for severance or pay-related actions. Approximately fifteen percent was for leased facilities, while the remainder related to product line changes and other costs necessary to implement the restructuring plan at Matthew Bender.

NOTE 5 -- NONRECURRING GAINS

     During 1994, the company recognized a gain of $11,872,000, or $4,215,000 (3 cents per share) after applicable income taxes, on the divestiture of a small elementary-high school book publishing operation. The company also sold preferred stock and common stock warrants, obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the Denver Post, for a gain of $10,227,000, or $6,431,000 (5 cents per share) after applicable income taxes.

NOTE 6 -- INTEREST

     For the years ended December 31, 1994, 1993 and 1992, interest expense of $70,601,000, $84,445,000 and $78,244,000, respectively, was incurred;
$1,142,000, $391,000 and $3,963,000 of which was capitalized. Interest paid, net of amounts capitalized, was $71,654,000 in 1994, $87,951,000 in 1993 and
$80,195,000 in 1992.

                            THE TIMES MIRROR COMPANY

NOTE 7 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Newsprint, paper and other raw materials...............  $ 33,789     $ 39,066
        Books and other finished products......................    94,290       94,675
        Work-in-progress.......................................    24,938       27,510
                                                                 --------     --------
                                                                 $153,017     $161,251
                                                                 ========     ========

     Inventories determined on the last-in, first-out method were $21,946,000 and $26,994,000 at December 31, 1994 and 1993, respectively, and would have been higher by $9,825,000 in 1994 and $8,232,000 in 1993 had the first-in, first-out method (which approximates current cost) been used exclusively.

NOTE 8 -- NET PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1994           1993
                                                              ----------     ----------
        Land................................................  $   95,483     $   96,213
        Buildings...........................................     599,611        583,472
        Machinery and equipment.............................   1,355,211      1,320,220
        Leasehold improvements..............................      34,597         33,089
        Construction-in-progress............................      54,939         36,243
                                                              ----------     ----------
                                                               2,139,841      2,069,237
        Less accumulated depreciation and amortization......     828,711        760,609
                                                              ----------     ----------
                                                              $1,311,130     $1,308,628
                                                              ==========     ==========

NOTE 9 -- INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following (in thousands):

                                                        1994        1993         1992
                                                      --------     -------     --------
        Current
          Federal...................................  $ 71,920     $34,561     $ 10,789
          State.....................................    22,950      14,715       19,997
          Foreign...................................    12,261      10,691       13,074
        Deferred
          Federal...................................     5,932      (4,333)     (22,627)
          State.....................................     8,446       2,482       (9,966)
                                                      --------     -------     --------
                                                      $121,509     $58,116     $ 11,267
                                                      ========     =======     ========

     Income taxes paid were $105,328,000 in 1994, $6,593,000 in 1993 and
$74,239,000 in 1992.

     The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and recorded a cumulative adjustment increasing net income by $10,000,000 (8 cents per share) as of January 1, 1992. There was no other effect on earnings for 1992.

                            THE TIMES MIRROR COMPANY

     The difference between actual income tax expense and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                       1994         1993         1992
                                                     --------     --------     --------
        Income (loss) from continuing operations
          before income taxes:
          United States............................  $221,532     $ 88,803     $(28,278)
          Foreign..................................    26,215       20,982       21,176
                                                     --------     --------     --------
                                                     $247,747     $109,785     $ (7,102)
                                                     ========     ========     ========
        Federal statutory income tax rate..........        35%          35%          34%
        Federal statutory income tax expense
          (benefit)................................  $ 86,711     $ 38,425     $ (2,415)
        Increase (decrease) in income taxes
          resulting from:
          State and local income taxes,
             net of Federal effect.................    20,407       11,179        6,620
          Goodwill amortization not deductible
             for tax purposes......................     7,569        7,120        6,462
          Book donations value in excess of cost...    (1,618)      (2,194)      (1,881)
          Foreign tax differentials................       416        1,154        1,428
          Other....................................     8,024        2,432        1,053
                                                     --------     --------     --------
                                                     $121,509     $ 58,116     $ 11,267
                                                     ========     ========     ========

     The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                                     DECEMBER 31
                                                               -----------------------
        TEMPORARY DIFFERENCES                                    1994          1993
        ---------------------                                  ---------     ---------
        Depreciation and other property, plant and
          equipment differences..............................  $(199,727)    $(183,781)
        Retirement and health benefits.......................   (118,746)     (137,361)
        Postretirement benefits..............................    112,028       109,215
        Valuation and other reserves.........................     81,751        84,986
        Deferred gain on sale of assets......................    (84,901)      (84,901)
        Other employee benefits..............................     43,473        37,533
        State and local income taxes.........................     19,444        19,400
        Restructuring charges................................     15,424        21,785
        Intangible asset differences.........................    (36,711)      (26,498)
        Other deferred tax assets............................     32,991        31,306
        Other deferred tax liabilities.......................    (32,870)      (27,588)
                                                               ---------     ---------
                                                               $(167,844)    $(155,904)
                                                               =========     =========
        BALANCE SHEET CLASSIFICATION
        ----------------------------
        Current deferred tax assets..........................                $  40,965
        Current deferred tax liabilities.....................  $ (36,681)
        Noncurrent deferred tax liabilities..................   (131,163)     (196,869)
                                                               ---------     ---------
                                                               $(167,844)    $(155,904)
                                                               =========     =========

                            THE TIMES MIRROR COMPANY

NOTE 10 -- DEBT

     Short-term debt consists of the following (in thousands):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Commercial paper.......................................  $124,330     $312,000
        Short-term borrowings..................................   363,680
        8 7/8% Notes due February 1, 1998, called on February
          1, 1995..............................................   100,000
        Debt to be assumed by Cox Communications, Inc..........    57,349
        Current maturities of long-term debt...................       511       24,356
                                                                 --------     --------
        Total short-term debt..................................  $645,870     $336,356
                                                                 ========     ========

     Long-term debt consists of the following (in thousands):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Commercial paper.......................................               $ 46,231
        7 1/8% Debentures due March 1, 2013....................  $148,215      150,000
        7 3/8% Debentures due July 1, 2023.....................    98,750      100,000
        8 7/8% Notes due March 1, 2001.........................                100,000
        8.70% Notes due June 15, 1999..........................                100,000
        8.55% Notes due June 1, 2000...........................                 99,500
        8 7/8% Notes due February 1, 1998......................                100,000
        Medium-Term Notes due from March 20, 1997 to
          April 3, 2000, with an average interest rate of
          8.63%................................................                100,000
        Guaranteed debt of ESOP maturing through
          December 15, 1994....................................                 24,200
        Others at various interest rates, maturing through
          2001.................................................     1,539        1,761
                                                                 --------     --------
                                                                  248,504      821,692
        Unamortized discount...................................    (1,531)      (1,882)
        Current maturities.....................................      (511)     (24,356)
                                                                 --------     --------
        Total long-term debt...................................  $246,462     $795,454
                                                                 ========     ========

     Commercial paper borrowings of $124,330,000 and $358,231,000 at December 31, 1994 and 1993, respectively, carried a weighted average interest rate of 6.1% in 1994 and 3.3% in 1993. Short-term borrowings of $363,680,000 at December 31, 1994 carried a weighted average interest rate of 6.1%. The company has agreements with several domestic and foreign banks for unsecured revolving lines of credit which support its commercial paper and short-term borrowings. The domestic agreements, which were canceled on February 9, 1995, provided for borrowings up to $480,000,000 at the banks' base rates. The commitment fee was 3/20 of one percent per annum. The foreign agreements, which were terminated effective March 17, 1995, provide for borrowings up to $150,000,000 at interest rates based on, at the company's option, London Interbank Offered Rates (LIBOR), certificate of deposit rates or the bank's base rate. The commitment fee was 1/16 of one percent per annum. As of December 31, 1994, the company had not borrowed under these agreements. In addition, the company has $49,037,000 of unused standby letters of credit at December 31, 1994.

     The company completed a tender offer in December 1994 and an exchange offer in January 1995. The tender offer for its Medium-Term Notes and its three other Notes due 1999 thru 2001 resulted in the tender of $345,179,000. The premium and related costs of the tender, aggregating $20,749,000, or $12,232,000 after taxes, were recorded as an extraordinary loss. The exchange offer resulted in the exchange of $246,965,000 of

                            THE TIMES MIRROR COMPANY
the 7 1/8% and 7 3/8% Debentures for similar debentures bearing interest rates of 7 1/4% and 7 1/2%. The $57,349,000 of debt that was not tendered or exchanged is being assumed by Cox Communications, Inc. (Cox) as part of the reorganization described in Note 18. This debt was transferred to Cox on February 1, 1995.

     The 8 7/8% Notes due on February 1, 1998 were called and repaid on February 1, 1995.

     The company's agreements with banks contain restrictive provisions relating primarily to levels of indebtedness and maintenance of net worth. Under the most restrictive of these agreements, consolidated debt may not exceed 135% of consolidated net worth, and consolidated net worth must be at least $1,250,000,000. Upon termination of the unsecured revolving lines of credit in the first quarter of 1995, the company's most restrictive debt covenant limits secured debt issuances and guarantees to ten percent of shareholders' equity.

     At December 31, 1994, the aggregate principal maturities of the company's debt for the five subsequent years are as follows (in thousands):

                    1995......................................  $645,870
                    1996......................................       273
                    1997......................................       230
                    1998......................................        74
                    1999......................................        60

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company has two interest rate swap agreements, one for $150,000,000 expiring in 2010 and one for $100,000,000 expiring in 2023. These agreements exchange payments to the company at fixed rates of 7 1/8% and 7 3/8%, respectively, for payments by the company at a variable rate based generally on LIBOR, beginning in 1995. These payments will be recognized as an adjustment to interest expense related to the debt. The fair value of these swaps is the amount at which they could be settled, based on estimates of mark-to-market rates. At December 31, 1994, the company would pay $13,000,000 to terminate its interest rate swap agreements. This amount is not recognized in the financial statements.

     The fair value of long-term debt at December 31, 1994, based primarily on the company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, was $214,774,000, compared with a carrying value of $246,462,000. The carrying value of short-term debt at December 31, 1994 approximates fair value due to the short maturity periods for these instruments.

NOTE 12 -- STOCK OPTION AND AWARD PLANS

     The company has various stock option plans and a Key Employee Long-Term Incentive Plan (Incentive Plan) under which options may be granted to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. Options granted prior to December 27, 1991 had a purchase price equal to 75 percent of the fair market value at the date of grant. The Incentive Plan allows for the granting of incentive stock options, nonqualified stock options and deferred cash incentive awards. Options that are not exercised expire ten years from the date of grant. Options generally vest over a four-year period. Certain stock options vest nine years and nine months from the date of grant, and accelerated vesting for these options is

                            THE TIMES MIRROR COMPANY
available based on performance goals determined by the Board of Directors over a three-year performance period. The following table sets forth information relative to the plans:

                                                         NUMBER OF           OPTION
                                                          SHARES         PRICE PER SHARE
                                                         ---------     -------------------
        Options Outstanding January 1, 1992............  1,609,720     $18.66   to  $37.93
          Granted......................................    456,550      30.13   to   36.94
          Exercised....................................   (116,027)     18.66   to   28.36
          Canceled.....................................    (55,025)     19.46   to   36.94
                                                         ---------     -------------------
        Options Outstanding December 31, 1992..........  1,895,218      18.66   to   37.93
          Granted......................................  2,425,960      31.25   to   32.13
          Exercised....................................   (138,721)     18.66   to   30.71
          Canceled.....................................   (170,909)     18.66   to   36.94
                                                         ---------     -------------------
        Options Outstanding December 31, 1993..........  4,011,548      18.66   to   37.93
          Granted......................................    961,255      30.81   to   34.38
          Exercised....................................   (134,135)     19.46   to   32.13
          Canceled.....................................   (306,011)     18.66   to   36.94
                                                         ---------     -------------------
        Options Outstanding December 31, 1994..........  4,532,657     $19.46   to  $37.93
                                                         =========     ===================
        Options Exercisable December 31, 1994..........  1,199,259     $19.46   to  $37.93
                                                         =========     ===================

     At December 31, 1994, there were 402,997 options outstanding with purchase prices equal to 75 percent of the fair market value at the date of grant. At December 31, 1994 and 1993, there were 1,018,710 shares and 1,508,824 shares, respectively, reserved for future grants under the various plans.

     In connection with the reorganization described in Note 18, the number of options and the option price will be adjusted based on the average market price for a short period before and after the reorganization is completed. The adjustment will increase the number of options outstanding and will decrease the option exercise price in order to preserve the economic value of the outstanding options.

     The company also has a restricted stock plan that provides for the sale of 1,600,000 shares of the company's common stock to key employees, including officers, at a price equal to par value. The Incentive Plan generally replaced the restricted stock sales. At December 31, 1994 and 1993, there were 1,203,925 shares of Series A common stock reserved for future sales. The company expects that future sales will not be significant.

NOTE 13 -- RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

     Net periodic pension expense (income) for the defined benefit plans is as follows (in thousands):

                                                               1994         1993         1992
                                                             --------     --------     --------
Service cost -- benefits earned during period..............  $ 45,777     $ 51,138     $ 44,571
Interest cost on projected benefit obligation..............    58,613       54,197       52,366
Return on plan assets......................................   (98,223)     (90,888)     (91,820)
Net amortization and deferral..............................   (14,480)      (8,151)     (13,626)
                                                             --------     --------     --------
Net periodic pension expense (income)......................  $ (8,313)    $  6,296     $ (8,509)
                                                             ========     ========     ========

                            THE TIMES MIRROR COMPANY

     Assumptions used in the actuarial computations were as follows:

                                                                      DECEMBER 31
                                                                -----------------------
                                                                1994     1993     1992
                                                                ----     ----     -----
        Discount rate.........................................  8.25%    7.5 %     7.0 %
        Rate of increase in compensation levels...............  6.0 %    6.25%     6.25%
        Expected long-term rate of return on assets...........  9.5 %    9.75%    10.0 %

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                            ASSETS EXCEED      ACCUMULATED
                                                             ACCUMULATED        BENEFITS
                       DECEMBER 31, 1994                      BENEFITS        EXCEED ASSETS
        ------------------------------------------------    -------------     -------------
        Actuarial present value of benefit obligations:
          Vested........................................     $   560,640        $  29,801
          Nonvested.....................................           4,865              436
                                                             -----------        ---------
        Accumulated benefit obligations.................     $   565,505        $  30,237
                                                             ===========        =========
        Projected benefit obligations...................     $   739,069        $  36,882
        Plan assets at fair value.......................       1,003,034            8,055
                                                             -----------        ---------
        Plan assets greater (less) than projected
          benefit obligations...........................         263,965          (28,827)
        Unrecognized net loss from past experience
          different from that assumed...................         122,759            6,563
        Prior service cost not yet recognized...........           3,576            7,376
        Unrecognized net transition (asset) liability...         (90,915)              77
        Adjustment to recognize additional minimum
          liability.....................................                           (6,979)
                                                             -----------        ---------
        Prepaid pension cost (liability)................     $   299,385        $ (21,790)
                                                             ===========        =========

                                                            ASSETS EXCEED      ACCUMULATED
                                                             ACCUMULATED        BENEFITS
                       DECEMBER 31, 1993                      BENEFITS        EXCEED ASSETS
        ------------------------------------------------    -------------     -------------
        Actuarial present value of benefit obligations:
          Vested........................................     $   572,881         $ 9,224
          Nonvested.....................................           8,033             447
                                                             -----------         -------
        Accumulated benefit obligations.................     $   580,914         $ 9,671
                                                             ===========         =======
        Projected benefit obligations...................     $   797,153         $ 9,833
        Plan assets at fair value.......................       1,045,987           8,794
                                                             -----------         -------
        Plan assets greater (less) than projected
          benefit obligations...........................         248,834          (1,039)
        Unrecognized net loss from past experience
          different from that assumed...................         121,006           5,163
        Prior service cost not yet recognized...........           4,427               7
        Unrecognized net transition asset...............        (112,224)
        Adjustment to recognize additional minimum
          liability.....................................                          (5,008)
                                                             -----------         -------
        Prepaid pension cost (liability)................     $   262,043         $  (877)
                                                             ===========         =======

     Prepaid pension cost is included in "Other assets" except for approximately $9,394,000 and $8,572,000 which is included in net assets of discontinued cable television operations as of December 31, 1994 and 1993,

                            THE TIMES MIRROR COMPANY
respectively. Projected benefit obligations decreased by approximately $112,406,000 at December 31, 1994 primarily as a result of the change in the discount rate.

     Plan assets include the company's common stock, other listed stocks, and corporate and government fixed-income securities. The fair value of plan assets attributable to the company's common stock at December 31, 1994 and 1993 was $197,400,000 and $192,085,000, respectively, of which $169,113,000 and
$161,995,000, respectively, relate to the ESOP. Benefits provided by the ESOP are coordinated with certain pension benefits. At December 31, 1994, the ESOP held 3,089,548 shares of Series A common stock and 2,292,265 shares of Series C common stock. The ESOP currently covers approximately two-thirds of the company's employees.

     Substantially all employees over age 21 with one year of service are eligible to participate in the company's Savings Plus Plan. Eligible employees may contribute from 1 percent to 13 percent of their basic compensation. The company makes matching contributions equal to 50 percent of employee before-tax contributions from 1 percent to 6 percent. Employees may choose among five investment options, including a company common stock fund, for investing their contributions and the company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $21,553,000 for 1994, $23,776,000 for 1993 and $22,676,000 for 1992.

     Net periodic postretirement benefit expense is as follows (in thousands):

                                                         1994        1993        1992
                                                        -------     -------     -------
        Service cost -- benefits earned during
          period......................................  $ 3,307     $ 3,457     $10,903
        Interest cost on accumulated projected benefit
          obligation..................................   12,431      11,110      15,947
        Net amortization..............................   (7,712)     (8,155)
                                                        -------     -------     -------
        Net periodic postretirement expense...........  $ 8,026     $ 6,412     $26,850
                                                        =======     =======     =======

     Assumptions used in the actuarial computations were as follows:

                                                                      DECEMBER 31
                                                                -----------------------
                                                                1994      1993     1992
                                                                -----     ----     ----
        Discount rate.........................................   8.25%     7.5%     7.0%
        Health care cost trend rate...........................  11.0 %    12.0%    13.0%

     At December 31, 1994, the health care cost trend rate of 11 percent was assumed to ratably decline to 6.25 percent by 2008 and remain at that level.

     The following table sets forth the plans' unfunded obligations and amounts recognized in the consolidated balance sheet (in thousands):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Actuarial present value of benefit obligations:
          Retirees.............................................  $119,445     $126,334
          Other fully eligible participants....................    10,958        8,232
          Other active participants............................    34,230       31,323
                                                                 --------     --------
        Accumulated postretirement benefit obligations.........   164,633      165,889
        Unrecognized net decrease in prior service cost........    94,200      102,614
        Unrecognized net loss from past experience different
          from that assumed....................................    (9,633)     (17,609)
                                                                 --------     --------
        Postretirement benefit liability.......................  $249,200     $250,894
                                                                 ========     ========

                            THE TIMES MIRROR COMPANY

     The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. An increase of 1 percent in the health care cost trend rate would increase 1994 net periodic postretirement expense by $1,467,000 and increase the accumulated postretirement benefit obligations as of December 31, 1994 by $14,368,000.

     The company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106) "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a cumulative charge of $218,307,000 ($133,376,000 net of taxes, or $1.04 per share) as of January 1, 1992. SFAS 106 requires that postretirement health care and life insurance be charged to expense over the period the benefits are earned. The effect of this change in accounting principle was to increase postretirement expense in 1992 by $20,221,000 ($12,133,000 net of taxes, or 9 cents per share).

NOTE 14 -- LEASES

     Rental expense under operating leases was $61,440,000, $63,021,000 and $65,571,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Capital leases and contingent rentals are not significant. The future minimum lease payments as of December 31, 1994 for all noncancelable operating leases are as follows (in thousands):

        1995..............................................................  $ 56,812
        1996..............................................................    48,324
        1997..............................................................    45,501
        1998..............................................................    40,885
        1999..............................................................    38,898
        Later years.......................................................   153,490
                                                                            --------
        Total.............................................................  $383,910
                                                                            ========

NOTE 15 -- BUSINESS SEGMENTS

     Financial data for the company's three business segments, Newspaper Publishing, Professional Information and Consumer Media, presented on page 22 of this report, are incorporated herein by reference. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes various books and other media, including legal and health information services publications, higher education textbooks, aeronautical charts and flight information, and sales and management training programs. The Consumer Media segment publishes or develops a variety of media, including special interest and trade magazines, art books, consumer multimedia software and television programming. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted for at market price.

                            THE TIMES MIRROR COMPANY

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

1994 QUARTERS ENDED                                    MAR. 27(1)   JUNE 26    SEPT. 25   DEC. 31
-------------------                                    ----------   --------   --------   --------
Revenues.............................................   $733,706    $807,636   $858,726   $957,382
                                                       ----------   --------   --------   --------
Costs and expenses
  Cost of sales......................................    404,874     432,345    454,214    487,459
  Selling, general and administrative expenses.......    295,903     309,992    315,985    362,338
                                                       ----------   --------   --------   --------
                                                         700,777     742,337    770,199    849,797
                                                       ----------   --------   --------   --------
Operating profit.....................................     32,929      65,299     88,527    107,585
  Interest expense...................................    (17,709)    (16,603)   (17,445)   (17,702)
  Nonrecurring gains.................................                 10,227     11,872
  Other, net.........................................      1,478         494         90     (1,295)
                                                       ----------   --------   --------   --------
Income from continuing operations before income
  taxes..............................................     16,698      59,417     83,044     88,588
Income taxes.........................................      9,197      27,327     43,250     41,735
                                                       ----------   --------   --------   --------
Income from continuing operations....................      7,501      32,090     39,794     46,853
Income from discontinued operations, net of income
  taxes..............................................     15,225      13,279     12,505     18,102
Extraordinary loss on early retirement of debt, net
  of income taxes....................................                                      (12,232)
                                                       ----------   --------   --------   --------
Net income...........................................   $ 22,726    $ 45,369   $ 52,299   $ 52,723
                                                        ========    ========   ========   ========
Earnings per share:
  Continuing operations..............................   $    .06    $    .25   $    .31   $    .36
  Discontinued operations............................        .12         .10        .10        .14
  Extraordinary loss.................................                                         (.09)
                                                       ----------   --------   --------   --------
Earnings per share...................................   $    .18    $    .35   $    .41   $    .41
                                                        ========    ========   ========   ========

1993 QUARTERS ENDED                                    MAR. 28     JUNE 27    SEPT. 26   DEC. 31
-------------------                                    ----------   --------   --------   --------
Revenues.............................................   $755,169    $784,632   $806,882   $897,066
Restructuring charges................................                             3,750     76,414
Operating profit.....................................     44,259      60,898     58,603     25,282
Income from continuing operations....................     11,656      20,401     15,249      4,363
Income from discontinued operations, net of income
  taxes..............................................     18,128      27,461     62,458     25,741
Gain on sale of discontinued operations, net of
  income taxes.......................................                                      131,702
Net income...........................................     29,784      47,862     77,707    161,806
Earnings per share:
  Continuing operations..............................        .09         .16        .12        .04
  Discontinued operations:
     Income from operations..........................        .14         .21        .48        .20
     Gain on sale....................................                                         1.02
Earnings per share...................................   $    .23    $    .37   $    .60   $   1.26

---------------

(1) Restated to reflect the cable television operations as discontinued operations.

                            THE TIMES MIRROR COMPANY

NOTE 17 -- DISCONTINUED OPERATIONS

     As a result of the reorganization described in Note 18, the company's cable television operations are reported as discontinued operations for all years presented. The reorganization was completed on February 1, 1995.

     During 1993, the company sold its four broadcast television stations to Argyle Television Holdings, Inc. (Argyle). The sale of KTVI-TV, an ABC affiliate in St. Louis, Missouri, and WVTM-TV, an NBC affiliate in Birmingham, Alabama, was completed in July. The sale of its remaining two stations, KDFW-TV in Dallas, Texas, and KTBC-TV in Austin, Texas, both CBS affiliates, was completed near the end of the year. The sale of the four stations resulted in an after-tax gain of $131,702,000, net of income tax expense of $76,928,000, or $1.02 per share. The broadcast television operations are reported as discontinued operations for all years presented.

     The combined operating results of the discontinued cable and broadcast television operations are as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Revenues............................................ $498,086     $565,242     $546,543
                                                         --------     --------     --------
    Income before income taxes(1).......................  106,744      227,267      126,675
    Income taxes........................................   47,633       93,479       51,531
                                                         --------     --------     --------
    Net income(1)(2).................................... $ 59,111     $133,788     $ 75,144
                                                         ========     ========     ========

---------------

(1) Included in income before income taxes and net income were nonrecurring gains at cable television as follows: 1993 - gains on the sale of QVC Network, Inc. common stock and on the sale of a small cable system totaling $86,799,000 ($50,364,000 after taxes, or 39 cents per share); 1992 - gain on the sale of two Texas cable television systems totaling $8,673,000 ($5,026,000 after taxes, or 4 cents per share).

(2) In July 1992, the company acquired 20 percent of Community Cablevision Company, which operates systems serving approximately 42,000 subscribers in Orange County, California. The remaining 80 percent was acquired on October 1, 1992. This acquisition was accounted for by the purchase method. The operations of Community Cablevision are reflected from the date of acquisition.

     Summarized balance sheet data for the discontinued cable television operations are as follows (in thousands):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1994         1993
                                                                 --------     --------
        Property, plant and equipment, net...................... $485,384     $447,659
        Intangible assets, net..................................  229,477      240,523
        Other assets............................................   91,292       69,890
        Amount due from the parent..............................   43,968       24,352
        Deferred income tax liabilities.........................   96,776       76,763
        Other liabilities.......................................  110,968       98,983
        Shareholder's equity....................................  642,377      606,678

     Balance sheet data for the discontinued broadcast television operations were not significant and are not segregated in the consolidated balance sheets.

                            THE TIMES MIRROR COMPANY

     The major components of cash flow for discontinued operations are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31
                                                          -------------------------------------
                                                            1994          1993          1992
                                                          ---------     ---------     ---------
Income from discontinued operations...................... $  59,111     $ 133,788     $  75,144
Depreciation and amortization............................    97,192       100,013        84,326
Nonrecurring gains.......................................                 (86,799)       (8,673)
Other, net...............................................    14,338       (14,668)       29,088
                                                          ---------     ---------     ---------
  Net cash provided by discontinued operating
     activities.......................................... $ 170,641     $ 132,334     $ 179,885
                                                          =========     =========     =========
Capital expenditures..................................... $(118,948)    $(116,914)    $ (82,333)
Proceeds from disposal of assets.........................                  91,665        14,952
Acquisitions, net of cash acquired.......................      (447)       (1,413)     (110,910)
Other, net...............................................   (12,282)       (5,371)         (566)
                                                          ---------     ---------     ---------
  Net cash used in investing activities of discontinued
     cable operations.................................... $(131,677)    $ (32,033)    $(178,857)
                                                          =========     =========     =========

NOTE 18 -- REORGANIZATION

     On February 1, 1995, the company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and completed the transfer of all its non-cable operations into a newly formed entity, New TMC, Inc., as part of a tax-free reorganization. New TMC, Inc. was then renamed The Times Mirror Company. The company expects to record a gain of approximately $1.6 billion on the cable television transaction during the first quarter of 1995. The company borrowed $1.306 billion shortly before the merger. The $1.306 billion of debt, as well as $57.3 million of the company's publicly held notes which were not repurchased or exchanged prior to the merger, was assumed by Cox on February 1, 1995. The company retained the cash proceeds from the debt issuance. About one-third of the proceeds were used to retire the short-term borrowings issued to finance the debt tender offer and to redeem the company's $100 million 8 7/8% Notes which were called on February 1, 1995. Approximately $125 million of the proceeds are being used to retire commercial paper borrowings, which are being paid off as they mature, through March 1995. As of February 1, 1995, the company had total debt of approximately $281.2 million, including $34.7 million of commercial paper and $246.5 million of long-term debt. Cash of approximately $659 million as of February 1, 1995, primarily representing the cash remaining after the aforementioned debt payouts, is invested in short-term money market instruments with a weighted average interest rate of 5.8%.

     On February 1, 1995, the company's commercial paper program was terminated as a result of the merger, since those arrangements were established by the predecessor to the company, which was merged with Cox.

     In addition to assuming debt and accrued interest of approximately $1.364 billion, Cox will issue between 48,806,033 shares and 59,651,818 shares of their Class A common stock to the non-controlling shareholders of the company, which excludes all Chandler Trust shareholders. This stock has an estimated aggregate fair value of $932,000,000. Due to certain constraints imposed by the terms of the Chandler Trusts, in lieu of common stock of Cox Cable, the Chandler Trusts will receive non-voting, Series A cumulative preferred stock with an aggregate stated value of approximately $412,000,000 with a dividend rate of approximately 9 percent. This preferred stock is expected to be issued between March 17, 1995 and May 3, 1995, but earns dividends from March 1, 1995. In connection with the settlement of reorganization-related litigation, all non-controlling shareholders are being offered the opportunity to exchange shares of Series A or Series C common stock for shares of Series B cumulative preferred stock. This offering commenced on February 16, 1995. The Series B preferred stock will have a dividend rate of 6.5% and will earn dividends from March 1, 1995. The following shows the pro forma capital accounts of the company assuming that the transactions had occurred on

                            THE TIMES MIRROR COMPANY

December 31, 1994, after giving effect to the $932 million partial redemption of certain shareholder interests, the retirement of treasury stock, the issuance of preferred stocks and the anticipated $1.6 billion gain (in thousands):

                                                                            PRO FORMA
                                                                           (UNAUDITED)
                                                                           -----------
        Common Stock, Pro Forma:
          Series A, $1.00 par value, 500,000,000 shares authorized,
             81,116,000 shares issued and outstanding....................  $    81,116
          Series B, $1.00 par value, 100,000,000 shares authorized, no
             shares outstanding..........................................           --
          Series C, $1.00 par value, 300,000,000 shares authorized,
             30,939,000 shares issued and outstanding....................       30,939
        Preferred Stock, Pro Forma:
          Preferred stock, $1.00 par value, 7,100,000 shares authorized,
             no shares outstanding.......................................           --
          Series A preferred stock, $1.00 par value, 900,000 shares
             authorized, 824,000 shares issued and outstanding, stated at
             liquidation value...........................................      412,000
          Series B preferred stock, $1.00 par value, 25,000,000 shares authorized, 16,563,000 shares issued and outstanding, stated
             at liquidation value........................................      350,000
        Additional paid-in capital.......................................      167,898
        Retained earnings................................................    1,583,090
                                                                             =========

     The following shows pro forma income statement data for the year ended December 31, 1994 assuming that the transactions had occurred on January 1, 1994, that all commercial paper and $500 million of debt was retired on January 1, 1994 and that preferred dividends aggregated $59.8 million in 1994 (in thousands, except per share amount):

                                                                            PRO FORMA
                                                                           (UNAUDITED)
                                                                           -----------
        Income from continuing operations................................   $ 153,484
        Earnings per common share for income from continuing
          operations.....................................................   $     .83
                                                                            =========

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

     The company and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition, from time to time, the company and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

     The company committed up to $200 million to a partnership with Cox. The partnership, which was formed on February 1, 1995, is expected to develop and purchase substantial investment interests in theme-based cable television programming operations. The $200 million is expected to be contributed as capital calls are made.

NOTE 20 -- TRANSACTIONS WITH AN AFFILIATE

     To assure a long-term supply of newsprint for the Los Angeles Times, the company has an agreement to purchase specified quantities of newsprint from a supplier in which the company has a 20 percent interest. The specified quantities represent a majority of the Los Angeles Times' newsprint requirements and are purchased at prevailing market prices.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's principal officers, including executive officers, are listed in Part I hereof. The information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the headings "Information Concerning the Board of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Ownership of Common Stock" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Executive Compensation" in the definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

        As listed in the Index to Financial Statements and Financial Statement Schedules on page 21 hereof.

     (a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index beginning on page 46 hereof.

     (b) Reports on Form 8-K:

        During the last quarter of 1994, Old Times Mirror filed current reports on Form 8-K as follows:

             (1) Current Report on Form 8-K dated September 30, 1994, relating to the audited financial statements of Times Mirror Cable Television, Inc. for the nine-month period ended September 30, 1994; and

             (2) Current Report on Form 8-K dated November 10, 1994, relating to the reclassification of Old Times Mirror's cable television business as a discontinued operation.

             In addition, on February 15, 1995, the Company filed a current report on Form 8-K dated February 1, 1995, to announce the completion of the Merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By           ROBERT F. ERBURU
                                            ------------------------------------
                                                      Robert F. Erburu
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Dated: March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated:

                  SIGNATURE                              TITLE                     DATE
---------------------------------------------   ------------------------   ---------------------

              ROBERT F. ERBURU                   Chairman of the Board,           March 29, 1995
---------------------------------------------       President, Chief
              Robert F. Erburu                   Executive Officer and
                                                  Director (Principal
                                                   Executive Officer)

              JAMES F. GUTHRIE                  Vice President and Chief          March 29, 1995
---------------------------------------------      Financial Officer
              James F. Guthrie                  (Principal Financial and
                                                  Accounting Officer)

            C. MICHAEL ARMSTRONG                        Director                  March 29, 1995
---------------------------------------------
            C. Michael Armstrong

          GWENDOLYN GARLAND BABCOCK                     Director                  March 29, 1995
---------------------------------------------
          Gwendolyn Garland Babcock

               DONALD R. BEALL                          Director                  March 29, 1995
---------------------------------------------
               Donald R. Beall

               JOHN E. BRYSON                           Director                  March 29, 1995
---------------------------------------------
               John E. Bryson

               BRUCE CHANDLER                           Director                  March 29, 1995
---------------------------------------------
               Bruce Chandler

                OTIS CHANDLER                           Director                  March 29, 1995
---------------------------------------------
                Otis Chandler

                  SIGNATURE                              TITLE                     DATE
---------------------------------------------   ------------------------   ---------------------

              CLAYTON W. FRYE, JR.                      Director                  March 29, 1995
---------------------------------------------
              Clayton W. Frye, Jr.

                DAVID LAVENTHOL                         Director                  March 29, 1995
---------------------------------------------
                David Laventhol

             ALFRED E. OSBORNE, JR.                     Director                  March 29, 1995
---------------------------------------------
             Alfred E. Osborne, Jr.

                 JOAN A. PAYDEN                         Director                  March 29, 1995
---------------------------------------------
                 Joan A. Payden

             WILLIAM STINEHART, JR.                     Director                  March 29, 1995
---------------------------------------------
             William Stinehart, Jr.

               HAROLD M. WILLIAMS                       Director                  March 29, 1995
---------------------------------------------
               Harold M. Williams

              WARREN B. WILLIAMSON                      Director                  March 29, 1995
---------------------------------------------
              Warren B. Williamson

                 EDWARD ZAPANTA                         Director                  March 29, 1995
---------------------------------------------
                 Edward Zapanta

                            THE TIMES MIRROR COMPANY

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                              BEGINNING    COSTS AND      OTHER         FROM        END OF
                                              OF PERIOD     EXPENSES     ACCOUNTS     RESERVES      PERIOD
                                              ----------   ----------   ----------   ----------   ----------
Year ended 12/31/94
  Allowance for doubtful accounts...........   $ 29,666     $ 20,548     $    700     $ 21,665     $ 29,249
  Allowance for returns.....................     41,200          517        1,351                    43,068
                                              ----------   ----------   ----------   ----------   ----------
                                               $ 70,866     $ 21,065     $  2,051     $ 21,665     $ 72,317
                                               ========     ========     ========     ========     ========
Year ended 12/31/93
  Allowance for doubtful accounts...........   $ 27,997     $ 23,105     $    318     $ 21,754     $ 29,666
  Allowance for returns.....................     38,250        4,373       (1,423)                   41,200
                                              ----------   ----------   ----------   ----------   ----------
                                               $ 66,247     $ 27,478     $ (1,105)    $ 21,754     $ 70,866
                                               ========     ========     ========     ========     ========
Year ended 12/31/92
  Allowance for doubtful accounts...........   $ 26,675     $ 38,803     $    454     $ 37,935     $ 27,997
  Allowance for returns.....................     30,340        1,708        6,202                    38,250
                                              ----------   ----------   ----------   ----------   ----------
                                               $ 57,015     $ 40,511     $  6,656     $ 37,935     $ 66,247
                                               ========     ========     ========     ========     ========

                                 EXHIBIT INDEX

     Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Registrant, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

EXHIBIT
  NO.
--------
  *3.1    Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on January 23,
          1995 (Exhibit to the Registrant's Registration Statement on Form
          S-4 (File No. 33-87482))...........................................
  *3.2    Certificate of Amendment to Certificate of Incorporation of the
          Registrant, as filed with the Secretary of State of the State of
          Delaware on February 1, 1995 (Exhibit to the Registrant's
          Registration Statement on Form S-4 (File No. 33-87482))............
  *3.3    Certificate of Designations of Series C Common Stock, as filed with the Secretary of State of the State of Delaware on January 23, 1995
          (Exhibit to the Registrant's Registration Statement on Form S-4
          (File No. 33-87482))...............................................
  *3.4    Bylaws of the Registrant (Exhibit to the Registrant's Registration
          Statement on Form S-4 (File No. 33-87482)).........................
  *3.5    Form of Certificate of Designations of Series A Preferred Stock
          (Exhibit to the Registrant's Registration Statement on Form S-4
          (File No. 33-80154))...............................................
  *3.6    Form of Certificate of Designations of Series B Preferred Stock
          (Exhibit to the Registrant's Registration Statement on Form S-4
          (File No. 33-80154))...............................................
  10.1    Deferred Compensation Plan for Executives..........................
 *10.2    1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
          definitive Proxy Statement, dated March 27, 1987)..................
 *10.3    1984 Executive Stock Option Plan (Exhibit A to Old Times Mirror's
          definitive Proxy Statement, dated April 23, 1984)..................
 *10.4    1988 Executive Stock Option Plan (Exhibit A to Old Times Mirror's
          Proxy Statement, dated March 30, 1988).............................
 *10.5    Deferral Plan for Director's Fees (Exhibit 10.8 to Old Times
          Mirror's 1981 Annual Report on Form 10-K)..........................
 *10.6    The Times Mirror Pension Plan for Directors, as Amended and
          Restated on March 5, 1987 (Exhibit 10.11 to Old Times Mirror's 1986
          Annual Report on Form 10-K)........................................
  10.7    Deferred Compensation Plan for Non-Employee Directors..............
 *10.8    Non-Employee Director Stock Option Plan (Appendix A to Old Times
          Mirror's definitive Proxy Statement, dated March 21, 1994).........
 *10.9    Agreement dated April 29, 1985 between Old Times Mirror and Otis
          Chandler (Exhibit 10.10 to Old Times Mirror's 1985 Annual Report on
          Form 10-K).........................................................
 *10.10   Agreements dated as of March 30, 1988 and entered into between Old
          Times Mirror and Robert F. Erburu in March 1990 (Exhibit 10.14 to
          Old Times Mirror's 1990 Annual Report on Form 10-K)................
 *10.11   1992 Key Employee Long-Term Incentive Plan (Appendix A to Old Times
          Mirror's Proxy Statement, dated March 20, 1992)....................
  11      Computation of Earnings Per Share..................................
  12      Computation of Ratio of Earnings to Fixed Charges..................
  21      Subsidiaries of the Registrant.....................................
  23      Consent of Ernst & Young LLP, Independent Auditors.................