Form 10-Q
period 1995-03-31
TIMES MIRROR CO /NEW/
filed 1995-05-15
CIK 925260

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13492

                            THE TIMES MIRROR COMPANY

                   DELAWARE                                     95-4481525
            STATE OF INCORPORATION                       I.R.S. EMPLOYER ID. NO.

                              TIMES MIRROR SQUARE
                         LOS ANGELES, CALIFORNIA 90053
                           TELEPHONE: (213) 237-3700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No

     Number of shares of Series A Common Stock outstanding at May 8, 1995:
83,045,823

     Number of shares of Series C Common Stock outstanding at May 8, 1995:
29,058,096

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            THE TIMES MIRROR COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Financial information herein, and management's discussion thereof, include consolidated data for The Times Mirror Company ("Registrant" or "Times Mirror") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         FIRST QUARTER ENDED
                                                                       ------------------------
                                                                        MARCH 31,     MARCH 27,
                                                                          1995          1994
                                                                       ----------     ---------
REVENUES.............................................................  $  774,011     $733,706
                                                                       ----------     --------
COSTS AND EXPENSES:
  Cost of sales......................................................     422,558      404,874
  Selling, general and administrative expenses.......................     324,088      295,903
  Restructuring charge...............................................       3,223
                                                                       ----------     --------
                                                                          749,869      700,777
OPERATING PROFIT.....................................................      24,142       32,929
Interest expense.....................................................      (8,772)     (17,709)
Interest income......................................................       6,392          421
Nonrecurring gain....................................................       7,163
Other, net...........................................................         371        1,057
                                                                       ----------     --------
Income from continuing operations before income taxes................      29,296       16,698
  Income taxes.......................................................      14,209        9,197
                                                                       ----------     --------
Income from continuing operations....................................      15,087        7,501
Discontinued operations..............................................   1,638,905       15,225
                                                                       ----------     --------
Income before cumulative effect of change in accounting principle....   1,653,992       22,726
Cumulative effect of change in accounting principle, net of income
  tax benefit of $2,861..............................................      (4,511)
                                                                       ----------     --------
NET INCOME...........................................................  $1,649,481     $ 22,726
                                                                       ==========     ========
Preferred dividends..................................................  $    4,730
                                                                       ==========
Earnings available to common shareholders............................  $1,644,751     $ 22,726
                                                                       ==========     ========
Primary earnings per common share:
  Continuing operations..............................................  $      .08     $    .06
  Discontinued operations............................................       13.28          .12
  Cumulative effect of change in accounting principle................        (.04)
                                                                       ----------     --------
Primary earnings per common share....................................  $    13.32     $    .18
                                                                       ==========     ========
Fully diluted earnings per common share:
  Income before cumulative effect of change in accounting
     principle.......................................................  $    12.80     $    .18
  Cumulative effect of change in accounting principle................        (.04)
                                                                       ----------     --------
Fully diluted earnings per common share..............................  $    12.76     $    .18
                                                                       ==========     ========

            See notes to condensed consolidated financial statements

                      (This page intentionally left blank)

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        1995            1994
                                                                     ----------     ------------
                                                                     (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents........................................  $  442,910      $   81,944
  Marketable securities............................................      84,633
  Accounts receivable, less allowance for doubtful accounts and
     returns of $63,410 and $72,317................................     484,187         535,982
  Inventories......................................................     181,297         153,017
  Deferred income taxes............................................      50,569
  Net assets of discontinued cable television operations...........                     642,377
  Prepaid expenses.................................................     105,276         119,960
                                                                     ----------      ----------
     Total Current Assets..........................................   1,348,872       1,533,280
Property, plant and equipment, at cost less accumulated
  depreciation of $851,179 and $828,711............................   1,304,716       1,311,130
Goodwill...........................................................     772,200         732,293
Other intangibles..................................................     120,956         124,082
Deferred charges...................................................     166,315         154,989
Other assets.......................................................     508,686         409,527
                                                                     ----------      ----------
                                                                     $4,221,745      $4,265,301
                                                                     ==========      ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     MARCH 31,      DECEMBER 31,
                                                                        1995            1994
                                                                     ----------     ------------
                                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................................  $  329,880      $  362,139
  Accrued liabilities..............................................      37,318          43,741
  Short-term debt..................................................         794         645,870
  Deferred income taxes............................................                      36,681
  Dividends payable................................................      11,456          34,727
  Other current liabilities........................................     311,517         363,199
                                                                     ----------      ----------
     Total Current Liabilities.....................................     690,965       1,486,357
Long-term debt.....................................................     247,603         246,462
Deferred income taxes..............................................     143,025         131,163
Other liabilities..................................................     477,480         444,276
                                                                     ----------      ----------
     Total Liabilities.............................................   1,559,073       2,308,258
                                                                     ----------      ----------
Commitments and contingencies
Shareholders' Equity
  Series A Preferred Stock, $1 par value; 900,000 shares
     authorized;
     824,000 shares issued; stated at liquidation value............     411,784
  Series B Preferred Stock, $1 par value; 25,000,000 shares
     authorized; 16,561,000 shares issued; stated at liquidation
     value.........................................................     349,954
  Preferred stock, $1 par value; 7,100,000 shares authorized; no shares issued
  Common stock
     Series A, $1 par value; 500,000,000 shares authorized;
      82,924,000 and 99,024,000 issued.............................      82,924          99,024
     Series B, $1 par value; 100,000,000 shares authorized; no
      shares issued
     Series C, convertible, $1 par value; 300,000,000 shares
      authorized; 29,166,000 and 30,939,000 issued.................      29,166          30,939
  Additional paid-in capital.......................................     167,973         167,898
  Retained earnings................................................   1,620,871       1,720,725
                                                                     ----------      ----------
                                                                      2,662,672       2,018,586
  Less treasury stock, at cost; 1,345,000 Series A shares..........                      61,543
                                                                     ----------      ----------
     Total Shareholders' Equity....................................   2,662,672       1,957,043
                                                                     ----------      ----------
                                                                     $4,221,745      $4,265,301
                                                                     ==========      ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                 STATEMENT OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FIRST QUARTER ENDED
                                                                       ------------------------
                                                                        MARCH 31,     MARCH 27,
                                                                          1995          1994
                                                                       ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities...............  $   24,015     $  56,242
  Net cash provided by discontinued cable television operations......       6,693        46,388
                                                                       ----------     ---------
     Net cash provided by operating activities.......................      30,708       102,630
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of cable television operations..............   1,225,013
  Investment in marketable and long-term securities..................    (162,339)
  Acquisitions, net of cash acquired.................................     (48,405)      (13,084)
  Capital expenditures...............................................     (27,296)      (24,244)
  Additions to product development costs.............................     (18,746)      (12,543)
  Proceeds from sales of assets......................................       5,418       299,903
  Other, net.........................................................      (7,383)       (1,417)
                                                                       ----------     ---------
  Net cash provided by investing activities of continuing
     operations......................................................     966,262       248,615
  Net cash used in investing activities of discontinued cable
     television operations...........................................     (13,268)      (32,297)
                                                                       ----------     ---------
     Net cash provided by investing activities.......................     952,994       216,318
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of commercial paper and short-term borrowings............    (488,010)     (259,904)
  Principal repayments of long-term debt.............................    (100,107)
  Dividends paid.....................................................     (34,727)      (34,726)
  Other, net.........................................................         108          (191)
                                                                       ----------     ---------
     Net cash used in financing activities...........................    (622,736)     (294,821)
                                                                       ----------     ---------
Increase in cash and cash equivalents................................     360,966        24,127
Cash and cash equivalents at beginning of year.......................      81,944        46,756
                                                                       ----------     ---------
Cash and cash equivalents at end of period...........................  $  442,910     $  70,883
                                                                       ==========     =========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PREPARATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain amounts in the previously issued financial statements have been reclassified to conform to the first quarter 1995 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

NOTE 2 -- ACCOUNTING CHANGE

     Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. Prior to 1995, revenues were recognized for licensing fees, as well as the sale of training products and seminars. However, the majority of the revenues were recognized as licensing fees on the date a non-cancelable agreement was signed and a master copy of the training materials was delivered to the customer. As of January 1, 1995, revenues are recognized either when the training products are delivered or the seminars presented, with no revenues recognized for licensing fees. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or 4 cents per share) as of January 1, 1995. The effect of this change on first quarter 1995 net income before cumulative effect of the change in accounting principle was not significant.

NOTE 3 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the periods ended March 31, 1995 and March 27, 1994 included interest, net of amounts capitalized, of $15,782,000 and $14,903,000 and income taxes of $14,899,000 and $9,071,000 respectively.

     The reorganization described in Note 14 resulted in the following non-cash transactions during the period ended March 31, 1995 (in thousands):

        Partial redemption of certain shareholder interests...............  $932,000
        Transfer of debt, related interest and other liabilities to Cox...   133,257
        Exchange of debentures............................................   246,965
        Issuance of Series A preferred stock..............................   411,784
        Exchange of common stock for Series B preferred stock.............   349,954
        Retirement of treasury stock......................................    61,543

NOTE 4 -- DISCONTINUED OPERATIONS

     On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox). The Company received cash proceeds of $1,225,013,000 and recognized a gain of $1,634,294,000, or $13.24 per share, related to the merger.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 4 -- DISCONTINUED OPERATIONS (CONTINUED)
     The cable television operations are reported as discontinued operations for all periods presented. Income from discontinued operations is summarized as follows (in thousands):

                                                              MARCH 31,       MARCH 27,
                                                                1995            1994
                                                             ----------     ------------
        Revenues...........................................  $   41,919       $122,968
                                                             ----------       --------
        Income before income taxes.........................       7,730         27,175
        Income taxes.......................................       3,119         11,950
                                                             ----------       --------
        Net income.........................................       4,611         15,225
        Net gain on disposal...............................   1,634,294
                                                             ----------       --------
        Total discontinued operations......................  $1,638,905       $ 15,225
                                                             ==========       ========

     The net assets of the cable television operations transferred to Cox, which were comprised primarily of property, plant and equipment and intangible assets, were classified as net assets of discontinued cable television operations as of December 31, 1994.

NOTE 5 -- NONRECURRING GAIN

     In March 1995, the Company sold warrants to purchase preferred stock obtained as part of the 1993 sale of its broadcast television stations. This transaction resulted in a gain of $7,163,000, or $4,500,000 (4 cents per share) after taxes.

NOTE 6 -- INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                               MARCH 31,     DECEMBER 31,
                                                                 1995            1994
                                                               ---------     ------------
        Newsprint, paper, and other raw materials............  $  50,049       $ 33,789
        Books and other finished products....................    103,113         94,290
        Work-in-process......................................     28,135         24,938
                                                               ---------       --------
                                                               $ 181,297       $153,017
                                                               =========       ========

NOTE 7 -- DEBT

     Short-term debt is summarized as follows (in thousands):

                                                               MARCH 31,     DECEMBER 31,
                                                                 1995            1994
                                                               ---------     ------------
        Commercial paper.....................................                  $124,330
        Short-term borrowings................................                   363,680
        8 7/8% Notes due February 1, 1998, called on February
          1, 1995............................................                   100,000
        Debt assumed by Cox Communications, Inc. ............                    57,349
        Current maturities of long-term debt.................    $ 794              511
                                                                 -----         --------
                                                                 $ 794         $645,870
                                                                 =====         ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 7 -- DEBT (CONTINUED)
     Long-term debt is summarized as follows (in thousands):

                                                              MARCH 31,     DECEMBER 31,
                                                                1995            1994
                                                              ---------     ------------
        7 1/4% Debentures due March 1, 2013.................  $148,215
        7 1/2% Debentures due July 1, 2023..................    98,750
        7 1/8% Debentures due March 1, 2013.................                  $148,215
        7 3/8% Debentures due July 1, 2023..................                    98,750
        Others at various interest rates, maturing through
          2001..............................................     1,432           1,539
                                                              --------        --------
                                                               248,397         248,504
        Unamortized discount................................                    (1,531)
        Less current maturities.............................      (794)           (511)
                                                              --------        --------
                                                              $247,603        $246,462
                                                              ========        ========

     Commercial paper and short-term borrowings carried a weighted average interest rate of 6.1% at December 31, 1994. In January 1995, the Company completed an exchange offer for $246,965,000 of the 7 1/8% and 7 3/8% Debentures for similar debentures bearing interest rates of 7 1/4% and 7 1/2%, respectively. The publicly held notes of $57,349,000 at December 31, 1994 were assumed by Cox on February 1, 1995 as part of the reorganization described in
Note 14. Part of the proceeds received from the reorganization transactions were used to retire all of the Company's commercial paper and short-term borrowings and to redeem the 8 7/8% Notes on February 1, 1995. In addition, the Company has $48,815,000 of unused standby letters of credit at March 31, 1995.

NOTE 8 -- EARNINGS AND DIVIDENDS PER COMMON SHARE

     Primary earnings per common share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares for primary earnings per share totaled 123,416,000 and 129,032,000 for the quarter ended March 31, 1995 and March 27, 1994, respectively.

     Fully diluted earnings per common share for the quarter ended March 31, 1995 is computed by dividing net income, less preferred dividend requirements for Series A preferred stock, by the weighted average number of shares of common stock and common stock equivalents outstanding, assuming that the Series B preferred stock was converted to common stock on a one for one basis on March 1, 1995. The weighted average number of shares for fully diluted earnings per share was 129,044,000 for the quarter ended March 31, 1995. Fully diluted earnings per share for the quarter ended March 27, 1994 are the same as the primary earnings per share.

     Cash dividends of 6 cents and 27 cents per share of common stock were declared in the quarter ended March 31, 1995 and March 27, 1994, respectively, payable in the following quarter.

NOTE 9 -- CASH MANAGEMENT SYSTEM

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources, such as short-term investments to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of the checks outstanding. The book overdraft, which was reclassified to accounts payable, was approximately $28,242,000 and $54,263,000 at March 31, 1995 and December 31, 1994, respectively.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company enters into interest rate swaps and foreign currency forward contracts to manage exposures associated with interest rate and foreign currency fluctuations. The Company has two interest rate swap agreements, one for $150,000,000 expiring in 2010 and one for $100,000,000 expiring in 2023. These agreements exchange payments to the Company at fixed rates of 7 1/8% and 7 3/8%, respectively, for payments by the Company at a variable rate based generally on LIBOR. These payments are recognized as an adjustment to interest expense related to the debt. The Company has forward contracts maturing in 1995 to sell approximately $22,229,000 of foreign currency. Gains and losses on the forward contracts, which do not qualify as accounting hedges, are recognized currently in earnings. The fair value of the interest rate swaps and forward contracts, based on estimates received from third parties, was not significant at March 31, 1995.

     The fair value of long-term debt at March 31, 1995, based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, was $229,459,000, compared to a carrying value of $247,603,000. The carrying value of cash equivalents, marketable and long-term securities and short-term debt approximates fair value at March 31, 1995 due to the short maturity period for these instruments.

NOTE 11 -- STOCK OPTION PLANS

     As described in Note 12 to the Consolidated Financial Statements in the Company's 1994 Annual Report, the Company has various stock option plans. In connection with the reorganization (see Note 14), the number of options and the option price were adjusted in order to preserve the economic value of the outstanding options. The following table sets forth information relative to the stock option plans:

                                                          NUMBER OF       OPTION PRICE
                                                           SHARES          PER SHARE
                                                          ---------     ----------------
        Options Outstanding at December 31, 1994........  4,532,657     $19.46 to $37.93
          Adjustment due to reorganization..............  3,065,245
          Granted.......................................     41,940     $18.88
          Exercised.....................................    (58,010)    $24.61 to $32.13
          Canceled......................................   (130,033)    $14.54 to $36.94
                                                          ---------
        Options Outstanding at March 31, 1995...........  7,451,799     $11.43 to $22.28
                                                           ========

     At March 31, 1995, there were 632,808 options outstanding with purchase prices equal to 75 percent of the fair market value on the date of grant.

NOTE 12 -- INCOME TAXES

     The company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.

NOTE 13 -- CONTINGENT LIABILITIES

     The Company and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition from time to time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 13 -- CONTINGENT LIABILITIES (CONTINUED) financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

NOTE 14 -- REORGANIZATION

     On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and related transactions. The transactions involved in the reorganization included the merger of the cable television operations with Cox, the retirement of approximately 75% of total debt outstanding at December 31, 1994, the issuance of two new series of preferred stock, and a partial redemption of certain shareholder interests through the distribution of Cox common stock. See Note 18 to the Consolidated Financial Statements in the Company's 1994 Annual Report for a detailed discussion of these transactions.

NOTE 15 -- PREFERRED STOCK DIVIDEND REQUIREMENTS

     The Series A preferred stock has a dividend rate of 8% of its liquidation value of $411,784,000. The Series B preferred stock has a dividend rate of $1.374 per share. Both series of preferred stock are entitled to cumulative dividends effective March 1, 1995.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CABLE MERGER AND RELATED TRANSACTIONS

     During the first quarter of 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and also completed related transactions, including the issuance of two new series of preferred stock and the retirement of nearly 75 percent of total debt outstanding at year-end 1994. Note 18 to the Consolidated Financial Statements in the Company's 1994 Annual Report provides a detailed discussion of these transactions. The first quarter 1995 results included a gain of $1.634 billion, or $13.24 per share, on the merger and also benefited from lower interest expense due to the debt reduction and higher interest income from the investment of cash proceeds from the merger. Dividend requirements on the new preferred shares in the first quarter reduced earnings available to common shareholders by $4.7 million. The full-year impact of the preferred dividend requirements on earnings available to common shareholders is expected to total approximately $47 million, but this impact is expected to be substantially offset by the net benefit from higher interest income and lower interest expense.

OUTLOOK FOR 1995

     Although the economic recovery in its major newspaper markets has been slower than anticipated, the Company expects total revenues in 1995 to exceed the prior year, reflecting increased advertising revenues, expanded sales in its professional information operations, and the impact of planned acquisitions. Revenue growth in 1995 is expected to be substantially offset by the impact of higher newsprint prices and increased paper and postage costs overall. In addition, costs related to new initiatives, as discussed below, are currently expected to reduce 1995 results by as much as $30 million on an after-tax basis, comprised of $6 to $7 million in Newspaper Publishing, $4 to $6 million in Professional Information, $12 to $15 million in Consumer Media, and $5 to $6 million in Corporate and Other.

NEW BUSINESS DEVELOPMENT

     As previously announced, and as noted above, the Company is pursuing a series of new initiatives to develop new businesses and products, as well as to reduce ongoing operating and administrative processing costs. Spending on these new initiatives reduced first quarter results by $7.4 million, or $4.4 million (4 cents per share) after taxes.

     Acquisitions in the Professional Information segment in the first quarter of 1995 totaled approximately $45 million, including the purchases of Madison Publishing Corporation and StayWell Health Management Systems for the Company's fast-growing consumer health information business.

     During the first quarter of 1995, the Company completed structuring its cable television programming joint venture with Cox. Times Mirror and Cox have each committed up to $100 million to investments identified by the joint venture. The Company expects to make contributions as capital calls are made. The first two investments identified by the joint venture are the Outdoor Life channel, scheduled for launch in July 1995, and Speedvision, which is expected to debut in January 1996 and will be the first channel for automotive, marine and aviation enthusiasts. The Company initially will own two-thirds of the Outdoor Life channel and one-third of Speedvision.

NEWSPAPER PUBLISHING OUTLOOK

     In the first quarter of 1995, the economic recovery in Southern California and New York continued, but at a much slower pace than other U.S. regions. As a result of the constrained economies in its major newspaper markets, advertising revenue growth at the Company's major newspapers was below the industry average for the first quarter. If this economic trend continues, advertising revenue growth may remain slow throughout the year, and may be further impacted by continued structural shifts in retail promotional spending, retail consolidations and growth in discount stores, which use little newspaper advertising. The average price per ton of newsprint in 1995 is expected to rise by more than 45 percent over the 1994 level. Newsprint expense in 1994 represented approximately 15 percent of the segment's total operating costs. Overall, 1995 newsprint price increases are expected to be partially offset by declines in consumption due to waste reduction efforts, editorial product changes and lower circulation levels. As previously mentioned, the 1995 segment results are expected to be reduced by spending for new initiatives, including electronic online services of the Los Angeles Times and Newsday/New York Newsday. The Company's net income will also be reduced by equity losses related to electronic and shopping joint ventures between The Times and Pacific Telesis and between Newsday/New York Newsday and NYNEX.

PROFESSIONAL INFORMATION OUTLOOK

     Higher revenues are expected for most of the professional information businesses in 1995. However, Matthew Bender, the largest profit contributor in the segment, is expected to show declines in revenues and operating profit in 1995. In addition, the segment's full-year results are expected to be reduced by costs associated with the previously described new initiatives. These costs relate primarily to the development of new electronic business activities in health information services and legal publishing.

CONSUMER MEDIA OUTLOOK

     Consumer Media revenues in 1995 are expected to improve over the prior year due to increased advertising revenues at the magazines. However, the segment is expected to generate operating losses throughout the year due to costs associated with new initiatives in the consumer multimedia and television programming businesses, including expenses related to the launch of the Outdoor Life channel, currently scheduled for July 1995. The Company's net income will also be reduced by equity losses related to its investment in Speedvision, which is expected to debut in January 1996.

COST REDUCTION AND RESTRUCTURING EFFORTS

     Over the past several years, Times Mirror has provided restructuring reserves in order to streamline the operating and administrative functions of its businesses. The Company is continuing to pursue cost reduction and process re-engineering opportunities and, in the first quarter of 1995, recorded a $3.2 million pre-tax charge for a voluntary separation program at The Baltimore Sun. In addition, as part of the previously-noted new initiatives, the 1995 results are expected to be impacted by costs for the development and installation of a network to link product, marketing and administrative databases across the Company. The network is also designed to reduce certain operating and administrative processing costs over time, and the impact of these costs is reflected in the Corporate and Other segment. Other opportunities to reduce costs could lead to additional restructuring or other charges in future periods.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes Times Mirror's financial results (dollars in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                                               ------------------------
                                                                MARCH 31      MARCH 27
                                                                  1995          1994
                                                               ----------     ---------
        Revenues.............................................  $  774,011     $733,706
        Restructuring charge.................................      (3,223)
        Impact of new initiatives on operating profit........      (7,433)
        Operating profit.....................................      24,142       32,929
        Nonrecurring gain....................................       7,163
        Interest expense.....................................      (8,772)     (17,709)
        Interest income......................................       6,392          421
        Income from continuing operations....................      15,087        7,501
        Discontinued operations..............................   1,638,905       15,225
        Net income...........................................   1,649,481       22,726
        Primary earnings per share:
          Continuing operations..............................         .08          .06
          Discontinued operations............................       13.28          .12
          Net income.........................................       13.32          .18
        Effective tax rate for continuing operations.........        48.5%        55.1%

     Times Mirror's consolidated revenues increased 5.5 percent for the first quarter of 1995, reflecting increases in each of the company's business segments. Revenue gains in the Professional Information segment reflected improvements in health information services, higher education and international sales, while increased revenues in the Consumer Media segment were due largely to higher advertising revenues at the Company's consumer magazines. A modest improvement in the Newspaper Publishing segment primarily reflected advertising revenue gains at each of the Eastern newspapers.

     Consolidated operating profit in the first quarter of 1995 fell 26.7 percent from the prior year quarter, due primarily to more pronounced seasonal losses in the higher education operations, continued declines at Matthew Bender, and the impact of new initiatives, which included continued start-up losses in the new consumer multimedia and television programming businesses. The 1995 results were also impacted by a $3.2 million charge (2 cents per share after taxes) for a voluntary separation program at The Baltimore Sun.

     Income from continuing operations for the first quarter of 1995 was $15.1 million, or 8 cents per share after preferred dividend requirements, compared with $7.5 million, or 6 cents per share, for the comparable 1994 period. Continuing operations in the 1995 first quarter included a nonrecurring gain on the sale of securities of $7.2 million, or $4.5 million (4 cents per share) after taxes. Excluding this nonrecurring gain and the previously mentioned restructuring charge, income from continuing operations in 1995 would have been $12.5 million, compared with $7.5 million in the 1994 first quarter. Operating profit declines in the 1995 first quarter were more than offset by the net benefit from lower interest expense due to debt reductions and higher interest income from the investment of cash proceeds from the cable merger.

     Net income for the first quarter of 1995 was $1.649 billion, or $13.32 per share after preferred dividend requirements ($12.76 fully diluted), compared with $22.7 million, or 18 cents per share, in the 1994 first quarter. The 1995 results reflected the gain of $1.634 billion, or $13.24 per share, on the merger of the cable television operations in February. Net income for the first quarters of 1995 and 1994 included income from the discontinued cable television operations of $4.6 million, or 4 cents per share, and $15.2 million, or 12 cents per share, respectively. The 1995 first quarter also included a $4.5 million charge, or 4 cents per share, for an accounting change, which is discussed in
Note 2 to the Condensed Consolidated Financial Statements.

     The effective tax rate of 48.5 percent in the first quarter of 1995 was lower than the 55.1 percent rate in the prior-year quarter due to the impact of tax reserves included in the 1994 tax provision.

ANALYSIS BY SEGMENT

  NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                             QUARTER ENDED
                                                        -----------------------
                                                        MARCH 31      MARCH 27
                                                          1995          1994        CHANGE
                                                        ---------     ---------     ------
        Revenues:
        Advertising...................................  $356,961      $353,159        1.1%
        Circulation...................................   109,903       108,761        1.1
        Other.........................................     9,288         9,201        1.0
                                                        ---------     ---------
                                                        $476,152      $471,121        1.1
                                                        ========      ========
        Operating Profit..............................  $ 35,345      $ 36,160       (2.3)
                                                        ========      ========
        Impact of New Initiatives on Operating
          Profit......................................  $ (2,686)
                                                        ========

     Newspaper Publishing revenues rose a modest 1.1 percent in the first quarter of 1995 as compared to last year's first quarter. Advertising revenues in the Company's major markets were weak in the 1995 first quarter, as Newsday remained relatively level with the prior year and The Times fell by 1.0 percent. The other newspapers reported solid improvements in advertising revenues, largely reflecting strength in classifieds and preprints. Circulation revenues for the 1995 quarter were slightly ahead of the prior-year first quarter, as price increases at most of the newspapers more than offset declines in circulation levels. Circulation price increases, as well as the planned curtailment of circulation outside primary market areas, contributed to the lower circulation levels.

     Operating profit for the segment declined 2.3 percent in 1995's first quarter, as improvements at The Times and Newsday were offset by the impact of The Baltimore Sun restructuring charge and costs related to new initiatives. Excluding the restructuring charge, the segment's 1995 first-quarter operating profit would have increased 6.6 percent over 1994's first quarter. Although newsprint prices increased approximately 20 percent in the 1995 first quarter compared to the prior-year quarter, the company's aggressive cost management program resulted in a 2.4 percent decrease in all other expenses, excluding the restructuring charge. The segment's first-quarter operating margin, excluding the 1995 restructuring charge, would have been 8.1 percent as compared to 7.6 percent in the prior year quarter.

  PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                                             QUARTER ENDED
                                                        -----------------------
                                                        MARCH 31      MARCH 27
                                                          1995          1994        CHANGE
                                                        ---------     ---------     ------
        Revenues......................................  $223,338      $198,097       12.7%
                                                        ========      ========
        Operating Profit..............................  $  8,738      $ 15,294      (42.9)
                                                        ========      ========
        Impact of New Initiatives on Operating
          Profit......................................  $ (1,302)
                                                        ========

     Professional Information revenues in the 1995 first quarter increased 12.7 percent over the prior-year quarter, reflecting significant increases in health information services, higher education and international sales. Operating profit in the first quarter of 1995 fell 42.9 percent compared to the prior year quarter, due primarily to declines at Matthew Bender, higher seasonal losses associated with expanding product lists in the higher education businesses, and costs related to new initiatives in the health information services and legal publishing businesses.

  CONSUMER MEDIA

     Consumer Media revenues and operating losses were as follows (dollars in thousands):

                                                             QUARTER ENDED
                                                         ---------------------
                                                         MARCH 31     MARCH 27
                                                           1995         1994       CHANGE
                                                         --------     --------     ------
        Revenues.......................................  $74,735      $64,637       15.6%
                                                         =======      =======
        Operating Loss.................................  $(4,936)     $(3,352)     (47.3)
                                                         =======      =======
        Impact of New Initiatives on Operating Loss....  $(2,166)
                                                         =======

     First-quarter 1995 revenues for the Consumer Media segment increased 15.6 percent over the prior year quarter, due primarily to higher advertising revenues at Times Mirror Magazines as well as improved consumer art book sales. The higher revenues at the magazines were tempered, however, by increased paper and postage costs in the 1995 first quarter. Costs related to new initiatives, primarily in the consumer multimedia and television programming businesses, also contributed to the higher operating loss in the 1995 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt at March 31, 1995 of $248.4 million declined $643.9 million from the year-end 1994 level, as proceeds from the cable merger were used to retire the majority of the Company's short-term debt outstanding at December 31, 1994. The Company's debt-to-adjusted capitalization ratio fell to 8.5 percent at March 31, 1995 from 31.3 percent at the prior year-end.

     Cash flow from continuing operations in 1995 is expected to contribute to the Company's financial resources. Cash flow in 1995 and future years is expected to benefit from lower interest expense, interest earned on cash invested, and significantly reduced dividend and capital expenditure requirements. As previously discussed, Times Mirror expects to use its cash resources, including cash flow from operations, for a number of purposes, including developing its existing businesses and investing in new information franchises. In addition, as noted earlier, the Company has committed up to $100 million to investments identified by The Times Mirror/Cox Programming Joint Venture, which is expected to be contributed as capital calls are made.

  YEAR-TO-DATE CASH FLOWS

     During the first quarter of 1995, the Company generated $24.0 million in net cash from continuing operations, compared with $56.2 million for the same period in 1994. The reduced cash flow in the 1995 quarter is largely attributable to the decrease in operating profit, higher inventory levels, primarily at the newspapers and professional information companies, and an increase in taxes paid compared to the prior-year quarter. The higher inventory levels at the newspapers were due, in part, to the increased newsprint prices. Decreased cash outlays for restructuring activities in the 1995 first quarter compared to the prior-year quarter, as well as higher interest income from the investment of proceeds from the cable merger, partially offset these items.

     Net cash provided by investing activities of continuing operations during the first quarter of 1995 was $966.3 million, compared to $248.6 million in the 1994 quarter. The 1995 quarter reflected proceeds of $1.225 billion from the cable merger, partially offset by investments in securities of $162.3 million and acquisitions totaling $48.4 million. The prior-year quarter included the approximately $300 million of proceeds from the sale of the broadcast television operations. In the 1995 first quarter, spending for capital projects and product development exceeded the prior-year quarter by $9.3 million. Full-year capital spending for continuing operations in 1995 is expected to be slightly below the 1994 level.

     Net cash used in financing activities of $622.7 million in the first quarter of 1995 was more than double the net cash used in the prior-year quarter. As previously discussed, during the first quarter of 1995 the Company repaid $588.1 million of its short-term debt and commercial paper borrowings outstanding at the end of 1994 using proceeds from the cable merger. Dividends to common shareholders of $34.7 million were paid during the first quarter of both years, representing dividends declared in the fourth quarter of the previous years.

  DIVIDENDS

     On March 2, 1995, the Board of Directors declared a dividend of 6 cents per common share, payable June 10, 1995 to shareholders of record at May 26, 1995. Beginning in June 1995, the Company has agreed to pay an annual dividend to common shareholders of no less than 24 cents per share for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

     As previously mentioned, Times Mirror issued two new series of preferred stock during the first quarter of 1995. Earnings per common share will be reduced by the dividend requirements of the preferred stock. Annual dividends on the Series A preferred stock will be approximately $28 million in 1995 and $33 million thereafter. Annual dividends on the Series B preferred stock will be approximately $19 million in 1995, $23 million in 1996 and 1997, and $4 million in 1998, assuming the Series B preferred stock is not called for redemption prior to its mandatory conversion to Series A common stock in early 1998.

                            THE TIMES MIRROR COMPANY

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        No material legal proceedings are pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

           11. Computation of Earnings Per Share.

           18. Letter Regarding Change in Accounting Principle, dated May 12, 1995, from Ernst & Young LLP.

        (b) REPORTS ON FORM 8-K

             During the first quarter of 1995, the Company filed current reports on Form 8-K as follows:

           (1) Current Report on Form 8-K dated February 1, 1995, to announce the completion of the merger of its cable television operations with Cox Communications, Inc.

           (2) Current Report on Form 8-K dated March 23, 1995, to announce the issuance of the Series A Preferred Stock and the final results of the Series B Preferred Stock exchange offer.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing in his capacity as Registrant's chief accounting officer.

Date: May 15, 1995

                                          THE TIMES MIRROR COMPANY

                                          By         STUART K. COPPENS
                                             --------------------------------
                                                     Stuart K. Coppens
                                              Controller and Chief Accounting
                                                           Officer