Form 10-Q
period 1995-06-30
TIMES MIRROR CO /NEW/
filed 1995-08-14
CIK 925260

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

            [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13492

                            THE TIMES MIRROR COMPANY

                   DELAWARE                                     95-4481525
           (STATE OF INCORPORATION)                          (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

                              TIMES MIRROR SQUARE
                         LOS ANGELES, CALIFORNIA 90053
                           TELEPHONE: (213) 237-3700

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

                                Yes  X     No
                                    ---       ---
     Number of shares of Series A Common Stock outstanding at August 8, 1995:
83,919,021

     Number of shares of Series C Common Stock outstanding at August 8, 1995:
28,389,280

================================================================================

                            THE TIMES MIRROR COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Financial information herein, and management's discussion thereof, include consolidated data for The Times Mirror Company ("Registrant" or "Times Mirror") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       SECOND QUARTER
                                                            ENDED            YEAR-TO-DATE ENDED
                                                     -------------------   -----------------------
                                                     JUNE 30,   JUNE 26,    JUNE 30,     JUNE 26,
                                                       1995       1994        1995         1994
                                                     --------   --------   ----------   ----------
REVENUES...........................................  $843,293   $807,636   $1,617,304   $1,541,342
                                                     --------   --------   ----------   ----------
COSTS AND EXPENSES:
  Cost of sales....................................   459,339    432,345      881,897      837,219
  Selling, general and administrative expenses.....   333,210    309,992      657,298      605,895
  Restructuring charge.............................                             3,223
                                                     --------   --------   ----------   ----------
                                                      792,549    742,337    1,542,418    1,443,114
                                                     --------   --------   ----------   ----------
OPERATING PROFIT...................................    50,744     65,299       74,886       98,228
Interest expense...................................    (5,044)   (16,603)     (13,816)     (34,312)
Interest income....................................     8,490        413       14,882          834
Gain (loss) on sale of assets......................    (3,645)    10,227        3,518       10,227
Other, net.........................................        27         81          398        1,138
                                                     --------   --------   ----------   ----------
Income from continuing operations before income
  taxes............................................    50,572     59,417       79,868       76,115
Income taxes.......................................    24,526     27,327       38,735       36,524
                                                     --------   --------   ----------   ----------
Income from continuing operations..................    26,046     32,090       41,133       39,591
Discontinued operations............................               13,279    1,638,905       28,504
Cumulative effect of change in accounting
  principle, net of income tax benefit of $2,861...                            (4,511)
                                                     --------   --------   ----------   ----------
NET INCOME.........................................  $ 26,046   $ 45,369   $1,675,527   $   68,095
                                                     ========   ========   ==========   ==========
Preferred dividends................................  $ 13,836              $   18,566
                                                     ========              ==========
Earnings available to common shareholders..........  $ 12,210   $ 45,369   $1,656,961   $   68,095
                                                     ========   ========   ==========   ==========
Primary earnings per common share:
  Continuing operations............................  $    .11   $    .25   $      .19   $      .31
  Discontinued operations..........................                  .10        13.84          .22
  Cumulative effect of change in accounting
     principle.....................................                              (.04)
                                                     --------   --------   ----------   ----------
Primary earnings per common share..................  $    .11   $    .35   $    13.99   $      .53
                                                     ========   ========   ==========   ==========
Fully diluted earnings per common share:
  Income before cumulative effect of change in
     accounting principle..........................     *       $    .35   $    12.81   $      .53
  Cumulative effect of change in accounting
     principle.....................................                              (.03)
                                                     --------   --------   ----------   ----------
Fully diluted earnings per common share............     *       $    .35   $    12.78   $      .53
                                                     ========   ========   ==========   ==========

---------------

* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1995           1994
                                                                                     -----------   ------------
                                                                                     (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents........................................................   $  176,019    $   81,944
  Marketable securities............................................................      292,035
  Accounts receivable, less allowance for doubtful accounts and returns of $58,219
    and $72,317....................................................................      499,794       535,982
  Inventories......................................................................      185,004       153,017
  Deferred income taxes............................................................       53,444
  Net assets of discontinued cable television operations...........................                    642,377
  Prepaid expenses.................................................................       59,673        75,245
  Other current assets.............................................................       48,188         5,406
                                                                                      ----------    ----------
         Total Current Assets......................................................    1,314,157     1,493,971
Property, plant and equipment, at cost less accumulated depreciation of $876,343
  and $828,711.....................................................................    1,299,376     1,311,130
Goodwill...........................................................................      769,894       732,293
Other intangibles..................................................................      116,494       124,082
Deferred charges...................................................................      245,811       216,205
Other assets.......................................................................      507,876       409,527
                                                                                      ----------    ----------
                                                                                      $4,253,608    $4,287,208
                                                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................................................   $  344,502    $  362,139
  Accrued liabilities..............................................................       21,528        43,741
  Short-term debt..................................................................          273       645,870
  Deferred income taxes............................................................                     36,681
  Dividends payable................................................................        9,356        34,727
  Other current liabilities........................................................      311,719       379,632
                                                                                      ----------    ----------
         Total Current Liabilities.................................................      687,378     1,502,790
Long-term debt.....................................................................      247,571       246,462
Deferred income taxes..............................................................      148,904       131,163
Other liabilities..................................................................      496,423       449,750
                                                                                      ----------    ----------
         Total Liabilities.........................................................    1,580,276     2,330,165
                                                                                      ----------    ----------
Commitments and contingencies
Shareholders' Equity
  Series A preferred stock, $1 par value; 900,000 shares authorized; 824,000 shares
    issued; stated at liquidation value............................................      411,784
  Series B preferred stock, $1 par value; 25,000,000 shares authorized; 16,561,000 shares issued; stated at liquidation value; convertible to Series A common
    stock..........................................................................      349,954
  Preferred stock, $1 par value; 7,100,000 shares authorized; no shares issued
  Common stock
    Series A, $1 par value; 500,000,000 shares authorized; 83,778,000 and
      99,024,000 issued............................................................       83,778        99,024
    Series B, $1 par value; 100,000,000 shares authorized; no shares issued
    Series C, convertible, $1 par value; 300,000,000 shares authorized; 28,427,000
      and 30,939,000 issued........................................................       28,427        30,939
  Additional paid-in capital.......................................................      169,278       167,898
  Retained earnings................................................................    1,630,111     1,720,725
                                                                                      ----------    ----------
                                                                                       2,673,332     2,018,586
                                                                                      ----------    ----------
  Less treasury stock, at cost; 1,345,000 Series A shares..........................                     61,543
                                                                                      ----------    ----------
         Total Shareholders' Equity................................................    2,673,332     1,957,043
                                                                                      ----------    ----------
                                                                                      $4,253,608    $4,287,208
                                                                                      ==========    ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         YEAR-TO-DATE ENDED
                                                                      ------------------------
                                                                       JUNE 30,      JUNE 26,
                                                                         1995          1994
                                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities..............  $   56,776     $ 155,142
  Net cash provided by discontinued cable television operations.....       6,693        67,938
                                                                      ----------     ---------
        Net cash provided by operating activities...................      63,469       223,080
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of cable television operations.............   1,225,013
  Investment in marketable and long-term securities, net............    (368,195)
  Acquisitions, net of cash acquired................................     (58,413)      (29,606)
  Capital expenditures..............................................     (58,050)      (54,176)
  Additions to product development costs............................     (39,943)      (30,983)
  Proceeds from sales of assets.....................................       5,428       310,420
  Other, net........................................................     (17,642)       (1,519)
                                                                      ----------     ---------
  Net cash provided by continuing investing activities..............     688,198       194,136
  Net cash used in investing activities from discontinued cable
     television operations..........................................     (13,268)      (70,192)
                                                                      ----------     ---------
        Net cash provided by investing activities...................     674,930       123,944
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of commercial paper and short-term borrowings, net......    (488,010)     (368,110)
  Principal repayments of other short-term debt.....................    (100,360)
  Proceeds from issuance of debt....................................                    99,732
  Dividends paid....................................................     (57,482)      (69,449)
  Other, net........................................................       1,528          (183)
                                                                      ----------     ---------
        Net cash used in financing activities.......................    (644,324)     (338,010)
                                                                      ----------     ---------
Increase in cash and cash equivalents...............................      94,075         9,014
Cash and cash equivalents at beginning of year......................      81,944        46,756
                                                                      ----------     ---------
Cash and cash equivalents at end of period..........................  $  176,019     $  55,770
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

     Certain amounts in previously issued financial statements have been reclassified to conform to the second quarter 1995 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

NOTE 2 -- ACCOUNTING CHANGE

     Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. Prior to 1995, revenues were recognized for licensing fees, as well as the sale of training products and seminars. However, the majority of the revenues were recognized as licensing fees on the date a non-cancelable agreement was signed and a master copy of the training materials was delivered to the customer. As of January 1, 1995, revenues are recognized either when the training products are delivered or the seminars presented, with no revenues recognized for licensing fees. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or 4 cents per share) as of January 1, 1995. The effect of this change on second quarter and first half 1995 net income before cumulative effect of the change in accounting principle was not significant.

NOTE 3 -- SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Cash payments during the periods ended June 30, 1995 and June 26, 1994 included interest, net of amounts capitalized, of $16,044,000 and $30,904,000 and income taxes of $37,524,000 and $24,443,000 respectively.

     The reorganization described in Note 14 resulted in the following non-cash transactions during the six months ended June 30, 1995 (in thousands):

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

     In June 1995, the Company implemented a broad-based company-owned life insurance program which will be used to fund various employee benefits. The cash surrender value of approximately $112,000,000 is reported in the consolidated balance sheet net of the $106,480,000 in borrowings against these policies.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

Interest on the borrowings is recorded as interest expense while increases in the cash surrender value are recognized as tax free income.

NOTE 4 -- DISCONTINUED OPERATIONS

     On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox). The Company received cash proceeds of $1,225,013,000 and recognized a gain of $1,634,294,000, or $13.80 per share, related to the merger.

     The cable television operations are reported as discontinued operations for all periods presented. Income from discontinued operations is summarized as follows (in thousands):

                                                    SECOND           YEAR-TO-DATE ENDED
                                                 QUARTER ENDED     -----------------------
                                                   JUNE 26,         JUNE 30,      JUNE 26,
                                                     1994             1995          1994
                                                 -------------     ----------     --------
        Revenues...............................     $124,193       $   41,919     $247,161
                                                    --------       ----------     --------
        Income before income taxes.............       24,343            7,730       51,518
        Income taxes...........................       11,064            3,119       23,014
                                                    --------       ----------     --------
        Net income.............................       13,279            4,611       28,504
        Net gain on disposal...................                     1,634,294
                                                    --------       ----------     --------
        Total discontinued operations..........     $ 13,279       $1,638,905     $ 28,504
                                                    ========       ==========     ========

     The net assets of the cable television operations transferred to Cox, which were comprised primarily of property, plant and equipment and intangible assets, were classified as net assets of discontinued cable television operations as of December 31, 1994.

NOTE 5 -- SALES OF ASSETS

     Assets sold in the first quarter of 1995 resulted in a gain of $7,163,000, or $4,500,000 (4 cents per share) after taxes. Second quarter 1995 asset sales resulted in a loss of $3,645,000, or $2,149,000 (2 cents per share) after taxes.

NOTE 6 -- INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 1995           1994
                                                               --------     ------------
        Newsprint, paper, and other raw materials............  $ 50,884       $ 33,789
        Books and other finished products....................   110,439         94,290
        Work-in-process......................................    23,681         24,938
                                                               --------       --------
                                                               $185,004       $153,017
                                                               ========       ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 7 -- DEBT

     Short-term debt is summarized as follows (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 1995           1994
                                                               --------     ------------
        Commercial paper.....................................                 $124,330
        Short-term borrowings................................                  363,680
        8 7/8% Notes due February 1, 1998, called on February
          1, 1995............................................                  100,000
        Debt assumed by Cox Communications, Inc..............                   57,349
        Current maturities of long-term debt.................  $    273            511
                                                               --------       --------
                                                               $    273       $645,870
                                                               ========       ========

     Long-term debt is summarized as follows (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 1995           1994
                                                               --------     ------------
        7 1/4% Debentures due March 1, 2013..................  $148,215
        7 1/2% Debentures due July 1, 2023...................    98,750
        7 1/8% Debentures due March 1, 2013..................                 $148,215
        7 3/8% Debentures due July 1, 2023...................                   98,750
        Others at various interest rates, maturing through
          2001...............................................       879          1,539
                                                               --------       --------
                                                                247,844        248,504
        Unamortized discount.................................                   (1,531)
        Less current maturities..............................      (273)          (511)
                                                               --------       --------
                                                               $247,571       $246,462
                                                               ========       ========

     Commercial paper and short-term borrowings carried a weighted average interest rate of 6.1% at December 31, 1994. In January 1995, the Company completed an exchange offer for $246,965,000 of the 7 1/8% and 7 3/8% Debentures for similar debentures bearing interest rates of 7 1/4% and 7 1/2%, respectively. The publicly held notes of $57,349,000 at December 31, 1994 were assumed by Cox on February 1, 1995 as part of the reorganization described in
Note 14. Part of the proceeds received from the reorganization transactions were used to retire all of the Company's commercial paper and short-term borrowings and to redeem the 8 7/8% Notes on February 1, 1995. In addition, the Company has $46,919,000 of unused standby letters of credit at June 30, 1995.

NOTE 8 -- EARNINGS AND DIVIDENDS PER COMMON SHARE

     Primary earnings per common share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares for primary earnings per share totaled 113,192,000 and 128,737,000 for the quarter ended June 30, 1995 and June 26, 1994, respectively. The weighted average number of shares is 118,386,000 and 128,870,000 for the year-to-date ended June 30, 1995 and June 26, 1994, respectively.

     Fully diluted earnings per common share for the quarter and year-to-date ended June 30, 1995 is computed by dividing net income, less preferred dividend requirements for Series A preferred stock, by the weighted average number of shares of common stock and common stock equivalents outstanding, assuming that the Series B preferred stock was converted to common stock on a one for one basis on March 1, 1995. The

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

weighted average number of shares for fully diluted earnings per share is 130,320,000 and 130,282,000 for the quarter and year-to-date ended June 30, 1995, respectively. Fully diluted earnings per share for the quarter and year-to-date ended June 26, 1994 are the same as the primary earnings per share indicated.

     Cash dividends of 6 cents and 27 cents per share of common stock were declared in the second quarter ended June 30, 1995 and June 26, 1994, respectively.

NOTE 9 -- CASH MANAGEMENT SYSTEM

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources, such as short-term investments to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of the checks outstanding. The book overdraft, which was reclassified to accounts payable, was approximately $50,752,000 and $54,263,000 at June 30, 1995 and December 31, 1994, respectively.

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company enters into interest rate swaps and foreign currency forward contracts to manage exposures associated with interest rate and foreign currency fluctuations. The Company has two interest rate swap agreements, one for $150,000,000 expiring in 2010 and one for $100,000,000 expiring in 2023. These agreements exchange payments to the Company at fixed rates of 7 1/8% and 7 3/8%, respectively, for payments by the Company at a variable rate based generally on LIBOR. These payments are recognized as an adjustment to interest expense related to the debt. The fair value of these swaps is the amount at which they could be settled, based on estimates of mark-to-market rates. At June 30, 1995, the Company would have received approximately $22,385,000 to terminate its interest rate swap agreements. This amount is not recognized in the financial statements. See the subsequent event in Note 16. The Company has forward contracts maturing in 1995 to sell approximately $14,745,000 of foreign currency. Gains and losses on the forward contracts, which do not qualify as accounting hedges, are recognized currently in earnings. The fair value of the forward contracts was not significant at June 30, 1995.

     The fair value of long-term debt at June 30, 1995, based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, approximates its carrying value of $247,571,000. The carrying value of short-term debt approximates fair value due to the short maturity period for these instruments.

NOTE 11 -- STOCK OPTION PLANS

     As described in Note 12 to the Consolidated Financial Statements in the Company's 1994 Annual Report, the Company has various stock option plans. In connection with the reorganization (see Note 14), the number of options and the option price were adjusted in order to preserve the economic value of the outstanding options.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The following table sets forth information relative to the stock option plans:

                                                         NUMBER OF        OPTION PRICE
                                                          SHARES           PER SHARE
                                                         ---------     ------------------
        Options Outstanding at December 31, 1994.......  4,532,657      $19.46 to $37.93
          Adjustment due to reorganization.............  3,065,245
          Granted......................................    198,040      $18.88 to $23.19
          Exercised....................................   (353,193)     $11.43 to $32.13
          Canceled.....................................   (324,575)     $14.54 to $36.94
                                                         ---------
        Options Outstanding at June 30, 1995...........  7,118,174      $11.43 to $23.19
                                                         =========
        Options Exercisable at June 30, 1995...........  1,997,843      $11.43 to $22.28
                                                         =========

     At June 30, 1995, there were 510,507 options outstanding with purchase prices equal to 75 percent of the fair market value on the date of grant. At June 30, 1995, there were 8,759,000 shares reserved for future grants under the various plans.

     The Company's restricted stock plan provides for the sale of approximately 942,000 shares of common stock to key employees, including officers, at a price equal to par value. At June 30, 1995, there were 265,000 shares of Series A common stock reserved for future sales. The Company expects that future sales will not be significant.

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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 15 -- PREFERRED STOCK DIVIDEND REQUIREMENTS

     The Series A preferred stock has a dividend rate of 8% of its liquidation value of $411,784,000. The Series B preferred stock has a dividend rate of $1.374 per share. Both series of preferred stock are entitled to cumulative dividends effective March 1, 1995.

NOTE 16 -- SUBSEQUENT EVENTS

     The Company entered into two interest rate swap agreements which begin in 1997 and expire in 2007. These agreements exchange payments to the Company at a variable rate based generally on LIBOR, for payments by the Company at fixed rates. The fixed rates are 7 1/4% and 7 1/2% on notional amounts of $148,215,000 and $98,750,000, respectively. These payments will be recognized as an adjustment to interest expense related to the debt. In connection with these interest rate swaps, the Company received a payment of $12,275,000 which will be recognized as a reduction to interest expense over the 10 year term of the swap.

     The Company outlined a series of carefully designed actions to refocus its resources on its core newspaper, professional information and magazine businesses to improve its financial performance. These actions, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and are expected to be completed in the second half of the year, will result in substantial restructuring, impairment and other one-time charges. In connection with these efforts, the Company is reviewing the recently-issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting standard must be adopted by the Company on January 1, 1996, although earlier adoption is permitted.

     The Company announced a program to repurchase in the open market up to 12.8 million shares of common stock. The shares purchased under this program are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. The Company does not anticipate that the stock repurchases will have a significant effect on 1995 earnings per share.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

COST REDUCTION AND REVENUE ENHANCEMENT OPPORTUNITIES

     In mid-July, the Company outlined a series of carefully designed actions to refocus resources on its core newspaper, professional information and magazine businesses and to improve its financial performance. These actions include:

     - Staff reductions in the Newspaper Publishing segment, in conjunction with overall cost reductions at each of the newspapers, and the closure of New York Newsday, the Washington Edition of the Los Angeles Times, other weekly and specialized sections of the Los Angeles Times, and the Baltimore Evening Sun. Most of the anticipated 1,700 full-time equivalent staff reductions are expected to occur in the last half of the year.

     - A review of the Professional Information segment operations to identify opportunities to streamline, consolidate and restructure the businesses.

     - A major profit improvement program at Times Mirror Magazines, where past operating results were well below industry averages.

     - Discontinuation of Times Mirror Multimedia, the Company's consumer multimedia business.

     - Reduction of the Company's ownership interest in the Outdoor Life channel and Speedvision to 10 percent. Comcast Corporation and Continental Cablevision, Inc. have agreed in principle to join Times Mirror and Cox Communications, Inc. in a cable programming partnership which owns these two channels.

     - A thorough review of the Company's other non-core business assets and new initiatives. Various corporate functions are being eliminated, including closing the Washington, D.C. office and discontinuing the funding, by year-end, of the People & The Press polling service. Further corporate staff reductions are under active review.

These actions, which are expected to be completed in the second half of the year, will result in substantial restructuring, impairment and other one-time charges. In connection with these efforts, the Company is reviewing the recently-issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting standard must be adopted by the Company on January 1, 1996, although earlier adoption is permitted.

OUTLOOK FOR 1995

     The outlook for revenue growth in 1995 has changed, as further economic slowdowns are expected in the Company's major newspaper markets. Revenues will be adversely impacted by the shut-down of New York Newsday and Baltimore's Evening Sun, while Matthew Bender expects its year-over-year sales decline to continue. Although modest revenue growth is still anticipated for 1995, it may not be sufficient to offset the impact of higher newsprint prices and increased paper and postage costs. In addition, as noted above, substantial restructuring, impairment and other one-time charges are expected in the third and fourth quarters.

STOCK REPURCHASE PROGRAM

     In mid-July the Company announced a program to repurchase in the open market up to 10 percent of its common equivalent shares, or approximately 12.8 million shares. The shares purchased under this program are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program. Repurchases are expected to be made from time-to-time in the

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

open market or in private transactions, depending on market conditions, and may be discontinued at any time. The Company does not anticipate that this program will have a significant effect on 1995 earnings per share.

CABLE MERGER AND RELATED TRANSACTIONS

     In the first quarter of 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and also completed related transactions, including the issuance of two new series of preferred stock and the retirement of nearly 75 percent of total debt outstanding at year-end 1994. Note 18 to the Consolidated Financial Statements in the Company's 1994 Annual Report provides a detailed discussion of these transactions. The first quarter 1995 results included a gain of $1.634 billion on the merger, and first half 1995 results benefited from lower interest expense due to debt reduction and higher interest income from the investment of cash proceeds from the merger. Dividend requirements on the new preferred shares in the first half of 1995 reduced earnings available to common shareholders by $18.6 million. The full-year impact of the preferred dividend requirements on earnings available to common shareholders is expected to total approximately $47 million, although this impact is expected to be partially offset by the net benefit from higher interest income and lower interest expense.

NEWSPAPER PUBLISHING OUTLOOK

     In the second quarter of 1995, the economic recovery in Southern California and New York slowed further, lagging the pace of other U.S. regions, and holding the newspaper group's advertising revenue growth to 1.9 percent compared to the industry average of 6.0 percent. The closure of New York Newsday on July 17, 1995, and the closure of Baltimore's Evening Sun on September 15, 1995, will impact both circulation and advertising revenues in the last half of the year. New York Newsday's daily circulation was 216,000, or approximately 32% of Newsday/New York Newsday's total daily circulation, and the Evening Sun circulation is 86,000, or approximately 25% of Baltimore's total daily circulation. New York Newsday subscribers in Queens are being offered the Queens Edition of Newsday, while subscribers to the Evening Sun are being offered the morning newspaper, The Sun. These marketing efforts are expected to curtail circulation losses. Further slowdowns in the economies of the Company's major newspaper markets led to an advertising revenue decline in June on a year-over-year basis, the first monthly decline this year. If this economic trend continues, advertising revenues may remain flat or decline in the last half of the year.

     The average price per ton of newsprint in 1995 is expected to rise by more than 45 percent over the 1994 level. Newsprint expense in 1994 represented approximately 15 percent of the segment's total operating costs. Overall, 1995 newsprint price increases are expected to be partially offset by declines in consumption due to waste reduction efforts, editorial product changes and lower circulation levels. In addition, the 1995 segment results are expected to be reduced by spending for new initiatives, including electronic on-line services of The Times and Newsday. The Company's net income will also be reduced by equity losses related to the electronic and shopping joint venture between The Times and Pacific Telesis.

PROFESSIONAL INFORMATION OUTLOOK

     Higher revenues are expected for most of the professional information businesses in 1995. However, Matthew Bender, the largest profit contributor in the segment, is expected to again show declines in revenues and operating profit in 1995. In addition, the segment's full-year results are expected to be reduced by costs associated with the development of new electronic products, including the recently announced medical on-line service, and costs to expand international sales. Acquisitions in the Professional Information segment in the first half of 1995 totaled approximately $58 million, including the first-quarter purchases of Madison Publishing Corporation and StayWell Health Management Systems for the Company's consumer health information business.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSUMER MEDIA OUTLOOK

     Consumer Media revenues in 1995 are expected to improve over the prior year, largely due to the acquisition of Transworld Snowboarding last August and the 1995 publication of the official magazine for the Smithsonian Institution's "Ocean Planet" traveling exhibition. However, the segment is expected to generate operating losses mainly from costs associated with the now discontinued consumer multimedia business and the Company's cable television programming partnership.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes Times Mirror's financial results (in thousands except per share amounts):

                                                  SECOND QUARTER                FIRST HALF
                                               ---------------------     -------------------------
                                                 1995         1994          1995           1994
                                               --------     --------     ----------     ----------
Revenues.....................................  $843,293     $807,636     $1,617,304     $1,541,342
Restructuring charge.........................                                 3,223
Impact of new initiatives on operating
  profit.....................................    10,610        1,960         18,043          1,960
Operating profit.............................    50,744       65,299         74,886         98,228
Gain (loss) on sale of assets................    (3,645)      10,227          3,518         10,227
Interest expense.............................     5,044       16,603         13,816         34,312
Interest income..............................     8,490          413         14,882            834
Income from continuing operations............    26,046       32,090         41,133         39,591
Discontinued operations......................                 13,279      1,638,905         28,504
Net income...................................    26,046       45,369      1,675,527         68,095
Primary earnings per share:
  Continuing operations......................       .11          .25            .19            .31
  Discontinued operations....................                    .10          13.84            .22
  Net income.................................       .11          .35          13.99            .53
Effective tax rate for continuing
  operations.................................      48.5%        46.0%          48.5%          48.0%

     The following sections discuss the revenues and operating profit of the Company's principal lines of business. All comments, except as noted, apply to both the second quarter and first half of 1995 compared to the same prior year period.

     Consolidated revenues rose 4.4 percent in the second quarter of 1995, a somewhat slower pace of growth than the first quarter. Slightly lower demand for advertising at the newspapers and magazines was more than offset by higher revenues in health information services and higher education, partially reflecting revenues from businesses acquired in the last half of 1994 and the first quarter of 1995.

     Consolidated operating profit in the second quarter and first half of 1995 fell 22.3 percent and 23.8 percent, respectively, from the prior year periods, due primarily to continued declines at Matthew Bender and costs in the consumer multimedia and cable television programming businesses. For the first half of 1995, operating profit was also reduced by a $3.2 million restructuring charge.

     Income from continuing operations in the second quarter of 1995 was 18.8 percent lower than the comparable 1994 period, as the decline in operating profit more than offset an increase in net interest income. Asset sales during both periods also affected the year-over-year results, with an after-tax loss of $2.1 million reported in the second quarter of 1995, compared with an after-tax gain of $6.4 million in 1994's second

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter. First-half 1995 income from continuing operations was 3.9 percent higher than 1994's first-half, primarily as a result of net interest income in 1995 compared with net interest expense in 1994.

     Net income for the second quarter was 42.6 percent lower than the prior year quarter, reflecting the absence of discontinued operations, which were disposed of in the first quarter of 1995, as well as the lower continuing operating results described above. Net income for the first half of 1995 was significantly higher than the first half of 1994 due to the gain of $1.634 billion on the merger of the cable television operations in February. The 1995 results also include a $4.5 million charge for an accounting change, which is discussed in Note 2 to the Condensed Consolidated Financial Statements.

     Earnings per share for the second quarter and first half of 1995 were reduced by preferred dividend requirements of $13.8 million and $18.6 million, respectively, for two series of preferred stocks. The preferred stocks began accruing dividends on March 1, 1995. The preferred dividend impact on earnings per share was somewhat reduced by a lower average number of shares outstanding during 1995, reflecting the exchange of about 13 percent of the Company's outstanding common stock for one series of the preferred.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                     SECOND QUARTER                        FIRST HALF
                                  ---------------------              -----------------------
                                    1995         1994     CHANGE        1995          1994     CHANGE
                                  --------     --------   ------     ----------     --------   ------
Revenues
  Advertising...................  $401,737     $394,103     1.9%     $  758,698     $747,262     1.5%
  Circulation...................   114,072      113,370      .6         223,975      222,131      .8
  Other.........................    10,778        9,841     9.5          20,066       19,042     5.4
                                  --------     --------              ----------     --------
                                  $526,587     $517,314     1.8      $1,002,739     $988,435     1.4
                                  ========     ========              ==========     ========
Operating Profit................  $ 53,093     $ 52,856      .4      $   88,438     $ 89,016    (.6)
                                  ========     ========              ==========     ========
Impact of New Initiatives on
  Operating Profit..............  $ (1,272)    $   (847)             $   (3,958)    $   (847)
                                  ========     ========              ==========     ========

     Newspaper Publishing's second-quarter 1995 revenues were slightly higher than last year's second quarter, increasing by nearly 2 percent. Advertising revenues for the second quarter of 1995 rose 1.9 percent, as increases in preprint and part-run revenues were only partially offset by declines in full-run advertising. Most of the newspapers reported higher advertising revenues, including a 2.4 percent increase at The Times, although these gains were partially offset by declines at Newsday and the Southern Connecticut newspapers. Circulation revenues for the 1995 second quarter were flat with the prior-year second quarter, as price increases at most of the newspapers offset declines in circulation levels. Circulation price increases were primarily responsible for the lower circulation levels. For the first half of 1995, Newspaper Publishing revenues rose 1.4 percent, with advertising revenues up 1.5 percent.

     Operating profit was nearly level with 1994's second quarter, as a 43 percent increase in newsprint prices between years was offset by increased revenues, lower newsprint consumption and a 3.1 percent reduction in other operating costs. For the first half of 1995, operating profit was less than 1 percent lower than the first half of 1994, despite a $3.2 million restructuring charge in the first quarter of 1995. Excluding the restructuring charge, 1995 first half operating profit would have increased 3.0 percent over 1994's first half. The segment's first half operating margin, excluding the 1995 restructuring charge, would have been 9.1 percent as compared to 9.0 percent for the same period of 1994.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                      SECOND QUARTER                       FIRST HALF
                                   ---------------------              ---------------------
                                     1995         1994     CHANGE       1995         1994     CHANGE
                                   --------     --------   ------     --------     --------   ------
Revenues.........................  $250,101     $222,685    12.3%     $473,439     $420,782    12.5%
                                   ========     ========              ========     ========
Operating Profit.................  $ 22,981     $ 30,067   (23.6)     $ 31,719     $ 45,361   (30.1)
                                   ========     ========              ========     ========
Impact of New Initiatives on
  Operating Profit...............  $ (2,085)                          $ (3,387)
                                   ========                           ========

     Professional Information revenues in the 1995 second quarter increased 12.3 percent over the prior-year quarter, despite a continuing revenue decline at Matthew Bender. Significant increases in domestic and international health information services and higher education sales were due partly to acquisitions made since July 1994. Operating profit in the second quarter of 1995 fell 23.6 percent compared to the prior year quarter, due primarily to the revenue declines at Matthew Bender, higher seasonal losses associated with expanding product lists in the higher education businesses, and costs related to new initiatives in the health information services and legal publishing businesses.

CONSUMER MEDIA

     Consumer Media revenues and operating losses were as follows (dollars in thousands):

                                       SECOND QUARTER                      FIRST HALF
                                     -------------------              ---------------------
                                      1995        1994     CHANGE       1995         1994     CHANGE
                                     -------     -------   ------     --------     --------   ------
Revenues...........................  $66,933     $67,767    (1.2)%    $141,668     $132,404     7.0%
                                     =======     =======              ========     ========
Operating Loss.....................  $(7,095)    $(1,286)             $(12,031)    $ (4,638)
                                     =======     =======              ========     ========
Impact of New Initiatives on
  Operating Loss...................  $(4,629)    $(1,113)             $ (6,795)    $ (1,113)
                                     =======     =======              ========     ========

     Second-quarter 1995 revenues for the Consumer Media segment decreased 1.2 percent from the prior year quarter, as lower circulation revenues at the magazines reflected the absence of revenues from 1994's World Cup Soccer publications. Operating losses in the second quarter of 1995 rose to $7.1 million from $1.3 million in 1994's second quarter. The higher loss is due to development spending on consumer multimedia, which has since been discontinued, as well as costs for the start-up of the cable television programming business. For the first half, group revenues rose 7.0 percent, with 1995 benefitting largely from Transworld Snowboarding, which was acquired in August 1994, and the publications related to Ocean Planet, a Smithsonian Institution traveling exhibition which began in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt at June 30, 1995 of $247.8 million declined $644.5 million from the year-end 1994 level, as proceeds from the cable merger were used to retire the majority of the Company's short-term debt outstanding at December 31, 1994. The Company's debt-to-adjusted capitalization ratio fell to 8.5 percent at June 30, 1995 from 31.3 percent at the prior year-end.

     A substantial portion of the Company's 1995 cash flow from continuing operations may be used for the previously discussed cost reduction efforts. Operating cash flow in the last half of 1995 will also be impacted by the Company's recently announced repurchase program for up to 12.8 million shares of its common stock. This program will reduce interest income in the last half of 1995, compared to the first half of the year, as

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

marketable securities and other interest-bearing investments are liquidated to make the stock repurchases. Cash flow from operations in future years is expected to benefit from the cost reduction and revenue enhancement actions and significantly reduced dividend and capital expenditure requirements.

YEAR-TO-DATE CASH FLOWS

     During the first half of 1995, the Company generated $56.8 million in net cash from continuing operations, compared with $155.1 million for the same period in 1994. The reduced cash flow in 1995 is largely attributable to the decrease in operating profit, higher inventory levels and an increase in taxes paid compared to the prior-year period. Newsprint inventory at the newspapers reflects significantly higher prices and 44 days of inventory, compared to 28 days of inventory at the same time last year. Inventory levels during the first half of 1995, which rose in anticipation of further price increases, are expected to remain at the 1995 level over the near term. Decreased cash outlays for restructuring activities and interest payments in the 1995 first half, compared to the prior-year period, as well as higher interest income from the investment of proceeds from the cable merger, partially offset these items.

     Net cash provided by investing activities of continuing operations during the first half of 1995 was $688.2 million, compared to $194.1 million in the 1994 first half. The 1995 period reflected proceeds of $1.225 billion from the cable merger, partially offset by investments of $368.2 million in securities and acquisitions totaling $58.4 million. The prior-year half included the approximately $300 million of proceeds from the sale of the broadcast television operations. In the 1995 first half, spending for capital projects and product development exceeded the prior-year quarter by $12.8 million. Full-year capital spending for continuing operations in 1995 is expected to be slightly below the 1994 level.

     Net cash used in financing activities of $644.3 million in the first half of 1995 was nearly double the net cash used in the prior-year period. During the first half of 1995 the Company repaid $588.4 million of its short-term debt outstanding at the end of 1994 using proceeds from the cable merger. Dividends to common shareholders in the first half amounted to $57.5 million in 1995 and $69.4 million in 1994. During the last half of 1995, the Company's share repurchase program is expected to reduce cash used for dividends but will significantly increase the overall cash used in financing activities.

DIVIDENDS

     Beginning in June 1995, the Company agreed to pay an annual dividend to common shareholders of no less than 24 cents per share for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

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