Form 10-Q
period 1995-09-30
TIMES MIRROR CO /NEW/
filed 1995-11-14
CIK 925260

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                            ------------------------


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO                   .

                         COMMISSION FILE NUMBER 1-13492

                            THE TIMES MIRROR COMPANY


                            ------------------------


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

                                Yes   X     No
                                   ------     ------

Number of shares of Series A Common Stock outstanding at November 9, 1995:
   80,614,598

Number of shares of Series C Common Stock outstanding at November 9, 1995:
   28,007,049




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

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THIRD QUARTER ENDED             YEAR-TO-DATE ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,   SEPTEMBER 25,
                                                   1995            1994            1995            1994
                                               -------------   -------------   -------------   -------------
REVENUES.....................................   $  864,797       $858,469       $2,481,545      $2,399,352
                                                ----------       --------       ----------      ----------
COSTS AND EXPENSES:
  Cost of sales..............................      473,127        453,482        1,353,746       1,289,418
  Selling, general and administrative
     expenses................................      342,651        315,558          994,173         921,164
  Restructuring, impairment and one-time
     charges.................................      379,451                         382,674
                                                ----------       --------       ----------      ----------
                                                 1,195,229        769,040        2,730,593       2,210,582
                                                ----------       --------       ----------      ----------
OPERATING PROFIT (LOSS)......................     (330,432)        89,429         (249,048)        188,770
Interest expense.............................       (8,001)       (17,445)         (21,740)        (51,757)
Interest income..............................        7,467            657           22,349           1,491
Other, net...................................        5,324         11,303           10,210          22,668
                                                ----------       --------       ----------      ----------
Income (loss) from continuing operations
  before income tax provision (benefit)......     (325,642)        83,944         (238,229)        161,172
Income tax provision (benefit)...............      (82,730)        43,619          (40,878)         80,599
                                                ----------       --------       ----------      ----------
Income (loss) from continuing operations.....     (242,912)        40,325         (197,351)         80,573
Discontinued operations......................      (56,019)        11,974        1,578,458          39,821
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $2,861.....................................                                       (4,511)
                                                ----------       --------       ----------      ----------
NET INCOME (LOSS)............................   $ (298,931)      $ 52,299       $1,376,596      $  120,394
                                                ==========       ========       ==========      ==========
Preferred dividend requirements..............   $   13,385                      $   31,951
                                                ==========                      ==========
Cash paid in excess of liquidation value for
  Series B preferred stock repurchases.......   $   21,267                      $   21,267
                                                ==========                      ==========
Earnings (loss) applicable to common
  shareholders...............................   $ (333,583)      $ 52,299       $1,323,378      $  120,394
                                                ==========       ========       ==========      ==========
Primary earnings (loss) per common share:
  Continuing operations......................   $    (2.48)      $    .31       $    (2.17)     $      .63
  Discontinued operations....................         (.50)           .10            13.65             .30
  Cumulative effect of change in accounting
     principle...............................                                         (.04)
                                                ----------       --------       ----------      ----------
Primary earnings (loss) per common share.....   $    (2.98)      $    .41       $    11.44      $      .93
                                                ==========       ========       ==========      ==========
Fully diluted earnings per common share:
  Income before cumulative effect of change
     in accounting principle.................   $   *            $    .41       $    10.50      $      .93
  Cumulative effect of change in accounting
     principle...............................                                         (.04)
                                                ----------       --------       ----------      ----------
Fully diluted earnings per common share......   $   *            $    .41       $    10.46      $      .93
                                                ==========       ========       ==========      ==========

---------------

* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     -------------     ------------
                                                                      (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents........................................    $  274,041       $   81,944
  Marketable securities............................................       203,489
  Accounts receivable, less allowance for doubtful accounts and
     returns of $71,490 and $72,317................................       524,083          535,982
  Inventories......................................................       188,803          153,017
  Deferred income taxes............................................        62,823
  Net assets of discontinued cable television operations...........                        642,377
  Prepaid expenses.................................................        57,119           75,245
  Other current assets.............................................        44,973            5,406
                                                                       ----------       ----------
          Total Current Assets.....................................     1,355,331        1,493,971
Property, plant and equipment, at cost less accumulated
  depreciation of $877,843 and $828,711............................     1,245,119        1,311,130
Goodwill...........................................................       652,152          732,293
Other intangibles..................................................        99,743          124,082
Deferred charges...................................................       240,192          216,205
Other assets.......................................................       420,079          409,527
                                                                       ----------       ----------
                                                                       $4,012,616       $4,287,208
                                                                       ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.................................................    $  367,955       $  362,139
  Accrued liabilities..............................................       154,247           43,741
  Short-term debt..................................................           227          645,870
  Deferred income taxes............................................                         36,681
  Dividends payable................................................        21,708           34,727
  Other current liabilities........................................       332,570          379,632
                                                                       ----------       ----------
          Total Current Liabilities................................       876,707        1,502,790
Long-term debt.....................................................       247,562          246,462
Deferred income taxes..............................................        84,882          131,163
Other liabilities..................................................       601,152          449,750
                                                                       ----------       ----------
          Total Liabilities........................................     1,810,303        2,330,165
                                                                       ----------       ----------
Commitments and contingencies
Shareholders' Equity
  Series A preferred stock, $1 par value; 900,000 shares
     authorized; 824,000 shares issued;
     stated at liquidation value...................................       411,784
  Series B preferred stock, $1 par value; 25,000,000 shares
     authorized; 12,520,000 shares issued; stated at liquidation
     value; convertible to Series A common stock...................       264,559
  Preferred stock, $1 par value; 7,100,000 shares authorized; no shares issued
  Common stock
     Series A, $1 par value; 500,000,000 shares authorized;
      82,003,000 and 99,024,000 issued.............................        82,003           99,024
     Series B, $1 par value; 100,000,000 shares authorized; no
      shares issued Series C, convertible, $1 par value;
      300,000,000 shares authorized; 28,072,000 and 30,939,000
      issued.......................................................        28,072           30,939
  Additional paid-in capital.......................................       174,217          167,898
  Retained earnings................................................     1,208,830        1,720,725
  Net unrealized gain on securities................................        32,848
                                                                       ----------       ----------
                                                                        2,202,313        2,018,586
                                                                       ----------       ----------
  Less treasury stock, at cost; 1,345,000 Series A shares..........                         61,543
                                                                       ----------       ----------
          Total Shareholders' Equity...............................     2,202,313        1,957,043
                                                                       ----------       ----------
                                                                       $4,012,616       $4,287,208
                                                                       ==========       ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          YEAR-TO-DATE ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 25,
                                                                        1995              1994
                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities............    $  201,624        $ 237,522
  Net cash provided (used) by discontinued operations.............        (8,503)         105,799
                                                                      ----------        ---------
          Net cash provided by operating activities...............       193,121          343,321
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of cable television operations...........     1,225,013
  Investment in marketable and long-term securities, net..........      (200,463)
  Acquisitions, net of cash acquired..............................       (57,325)         (18,402)
  Capital expenditures............................................       (96,848)         (81,221)
  Additions to product development costs..........................       (59,562)         (48,443)
  Proceeds from sales of assets...................................        80,948          334,760
  Other, net......................................................       (26,485)            (629)
                                                                      ----------        ---------
  Net cash provided by continuing investing activities............       865,278          186,065
  Net cash used in investing activities of discontinued
     operations...................................................       (24,059)        (125,549)
                                                                      ----------        ---------
          Net cash provided by investing activities...............       841,219           60,516
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of commercial paper and short-term borrowings, net....      (488,010)        (408,719)
  Principal repayments of long-term debt..........................      (100,415)
  Proceeds from issuance of debt..................................                        154,697
  Dividends paid..................................................       (78,303)        (104,175)
  Repurchases of common and preferred stocks......................      (178,730)
  Other, net......................................................         3,215             (154)
                                                                      ----------        ---------
          Net cash used in financing activities...................      (842,243)        (358,351)
                                                                      ----------        ---------
Increase in cash and cash equivalents.............................       192,097           45,486
Cash and cash equivalents at beginning of year....................        81,944           46,756
                                                                      ----------        ---------
Cash and cash equivalents at end of period........................    $  274,041        $  92,242
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

     Certain amounts in previously issued financial statements have been reclassified or restated to conform to the third quarter 1995 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

NOTE 2 -- CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. Prior to 1995, revenues were recognized for licensing fees, as well as the sale of training products and seminars. However, the majority of the revenues were recognized as licensing fees on the date a non-cancelable agreement was signed and a master copy of the training materials was delivered to the customer. As of January 1, 1995, revenues are recognized either when the training products are delivered or the seminars presented, with no revenues recognized for licensing fees. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or 4 cents per share) as of January 1, 1995. The effect of this change on third quarter and year-to date 1995 net income (loss) before cumulative effect of the change in accounting principle was not significant. This change in accounting affects the 1995 operations of the Professional Information segment. The segment's operating loss in the third quarter was 4% lower, and the year-to-date nine months operating profit was 16% higher, as a result of this change in accounting.

     Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Long-lived assets, such as plant and equipment, identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. As a result of the adoption of SFAS 121, the Company has changed its methodology for assessing the recoverability of long-lived assets, including goodwill. Prior to SFAS 121, the Company recognized the difference between future undiscounted cash flows and net book value as an impairment loss. Impairment losses under SFAS 121 are determined based on the difference between fair value, which would generally approximate estimated future cash flows discounted at the Company's cost of capital, and net book value. An impairment loss on certain magazine titles, as described in Note 3, was recorded in the third quarter of 1995. Prior period financial statements have not been affected by the adoption of SFAS 121.

NOTE 3 -- RESTRUCTURING PROGRAM

     In the third quarter of 1995, the Company recorded restructuring, impairment and one-time charges of $379,451,000 ($259,962,000 after taxes) in connection with the previously-announced comprehensive and systematic review of its operations, cost structures, and balance sheets. Additional charges of $58,867,000,

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

comprised of $22,712,000 of nonrecurring costs included in operating expenses and $36,155,000 of investment writedowns included in Other, Net (see Note 6) were also in the third quarter 1995 results. These charges do not meet the accounting criteria for inclusion as restructuring charges, but were incurred as part of the restructuring program, along with the additional charges included in discontinued operations (see Note 5). Additional restructuring actions are expected to result in after-tax charges of as much as $180,000,000 in the fourth quarter of 1995. As a result, the Company expects to report a loss for the 1995 fourth quarter.

     The first quarter of 1995 included restructuring charges of $3,223,000 ($1,902,000 after taxes). Total year-to-date charges of $382,674,000 included in Restructuring, impairment and one-time charges in the consolidated statements of operations were comprised of the following:

     Restructuring: Restructuring costs aggregating $277,496,000 consisted of $117,563,000 for termination benefit costs, $69,357,000 for estimated sublease and lease abandonment losses and $90,576,000 for asset write offs. The termination benefits are largely severance costs that cover 2,025 full-time equivalent employees, primarily editorial, pressmen, production, administrative and management personnel at the newspapers as well as administrative and management personnel at Matthew Bender and Corporate. Severance payments were $30,193,000 during the year-to-date period ended September 30, 1995 and approximately 1,365 full-time equivalent employees had terminated employment at that date. Some terminated employees are receiving severance payments over time. The remaining liability for severance costs at September 30, 1995 aggregated $82,558,000. The sublease and lease abandonment losses cover office space in New York City, largely related to the closure of New York Newsday on July 17, 1995 and the consolidation of office space. Approximately 268,000 square feet will be abandoned and 21,000 square feet has been subleased. At September 30, 1995 no cash expenditures had been made related to these leases. The asset writeoffs were primarily goodwill and other intangibles related to the closure of Baltimore's Evening Sun on September 15, 1995 and the abandonment of the magazines' sports marketing business.

     Impairment: In connection with the restructuring of operations at Times Mirror Magazines, magazine titles that historically had operating losses, and that did not have the estimated future earnings necessary to recover asset values, were reviewed for impairment in accordance with SFAS 121 (see Note 2). The net book value of the primary long-lived asset, goodwill, exceeded the undiscounted estimated future cash flows for certain magazine titles. The $36,096,000 difference between the net book value and the fair value was recorded as an impairment loss in the third quarter of 1995. The fair value was based on estimated future cash flows discounted at the Company's cost of capital.

     One-Time Charges: One-time charges aggregated $69,082,000, primarily related to employee benefit costs incurred in the renegotiation of union agreements at Newsday and the writedown of certain idle facilities.

     Liabilities of $200,285,000, representing cash to be paid for restructuring program actions, are included in the condensed consolidated balance sheet at September 30, 1995. The majority of this amount, for severance and other employee benefit-related costs, will be spent within the next twelve months. The remainder, principally related to lease payments, will be paid over periods extending to 2004.

NOTE 4 -- SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Cash payments during the periods ended September 30, 1995 and September 25, 1994 included interest, net of amounts capitalized, of $27,769,000 and $53,586,000 and income taxes of $45,855,000 and $46,623,000, respectively.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The reorganization described in Note 15 resulted in the following non-cash transactions during the nine months ended September 30, 1995 (in thousands):

            Partial redemption of certain shareholder interests.......  $932,000
            Transfer of debt, related interest and other liabilities
              to Cox..................................................   133,257
            Exchange of debentures....................................   246,965
            Issuance of Series A preferred stock......................   411,784
            Exchange of common stock for Series B preferred stock.....   349,954
            Retirement of treasury stock..............................    61,543

     In June 1995, the Company implemented a broad-based company-owned life insurance program which will be used to fund various employee benefits. The cash surrender value of approximately $113,100,000 is reported in the condensed consolidated balance sheet net of the $106,700,000 in borrowings against these policies. Interest on the borrowings is recorded as interest expense while increases in the cash surrender value are recognized as tax free income.

NOTE 5 -- DISCONTINUED OPERATIONS

     On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox). The Company received cash proceeds of $1,225,013,000 and recognized a gain of $1,634,294,000, related to the merger.

     During the third quarter of 1995, the Company discontinued its cable programming business, its consumer multimedia business and its electronic shopping joint venture with Pacific Telesis. Estimated operating costs during the exit period, writedowns of assets to net realizable value, and severance and other closure costs aggregated $69,755,000 ($49,627,000 after income tax benefits of $20,128,000). This charge was included in third quarter 1995 discontinued operating results.

     The results of operations for cable television, cable programming, consumer multimedia and the joint venture with Pacific Telesis have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations is summarized as follows (in thousands):

                                           THIRD QUARTER ENDED                 YEAR-TO-DATE ENDED
                                     -------------------------------     -------------------------------
                                     SEPTEMBER 30,     SEPTEMBER 25,     SEPTEMBER 30,     SEPTEMBER 25,
                                         1995              1994              1995              1994
                                     -------------     -------------     -------------     -------------
    Revenues.......................     $    198          $122,025         $   42,673         $369,645
                                        --------          --------         ----------         --------
    Income (loss) before income tax
      provision (benefit)..........      (79,597)           23,206            (77,507)          73,611
    Income tax provision
      (benefit)....................      (23,578)           11,232            (21,671)          33,790
                                        --------          --------         ----------         --------
    Income (loss)..................      (56,019)           11,974            (55,836)          39,821
    Net gain on disposal...........                                         1,634,294
                                        --------          --------         ----------         --------
    Total discontinued
      operations...................     $(56,019)         $ 11,974         $1,578,458         $ 39,821
                                        ========          ========         ==========         ========

     The net assets of the cable television operations transferred to Cox, which were comprised primarily of property, plant and equipment and intangible assets, were classified as net assets of discontinued cable television operations as of December 31, 1994. Balance sheet amounts for all other discontinued operations were not significant and are not segregated in the condensed consolidated balance sheets.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- OTHER, NET

     Other, Net consists primarily of gains and losses on asset sales and, in 1995, restructuring related writedowns of certain investments. In 1995, asset sales resulted in a first quarter gain of $7,163,000 ($4,500,000 after taxes) for the sale of securities; a second quarter loss of $3,645,000 ($2,149,000 after taxes) on the disposal of newspaper-related equipment; and a third quarter net gain of $38,980,000 ($24,134,000 after taxes) on the sale of equity securities which was partially offset by losses on the disposal of newspaper-related equipment and the sale of The Sporting Goods Dealer. In addition, restructuring program-related writedowns of $36,155,000 ($32,466,000 after taxes) were recorded in the third quarter of 1995 to reduce the carrying amount of certain investments to their net realizable value.

     In 1994, asset sales resulted in a second quarter gain of $10,227,000 ($6,431,000 after taxes) for the sale of securities and a third quarter gain of $11,872,000 ($4,215,000 after taxes) on the divestiture of a small elementary-high school book publishing operation.

NOTE 7 -- INVENTORIES

     Inventories are summarized as follows (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1995              1994
                                                             -------------     ------------
        Newsprint, paper, and other raw materials..........     $ 53,738         $ 33,789
        Books and other finished products..................      103,396           94,290
        Work-in-process....................................       31,669           24,938
                                                                --------         --------
                                                                $188,803         $153,017
                                                                ========         ========

NOTE 8 -- DEBT

     Short-term debt is summarized as follows (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1995              1994
                                                             -------------     ------------
        Commercial paper...................................                      $124,330
        Short-term borrowings..............................                       363,680
        8 7/8% Notes due February 1, 1998, called on
          February 1, 1995.................................                       100,000
        Debt assumed by Cox Communications, Inc............                        57,349
        Current maturities of long-term debt...............     $    227              511
                                                                --------         --------
                                                                $    227         $645,870
                                                                ========         ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     Long-term debt is summarized as follows (in thousands):

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1995              1994
                                                             -------------     ------------
        7 1/4% Debentures due March 1, 2013................     $148,215
        7 1/2% Debentures due July 1, 2023.................       98,750
        7 1/8% Debentures due March 1, 2013................                      $148,215
        7 3/8% Debentures due July 1, 2023.................                        98,750
        Others at various interest rates, maturing through
          2001.............................................          824            1,539
                                                                --------         --------
                                                                 247,789          248,504
        Unamortized discount...............................                        (1,531)
        Less current maturities............................         (227)            (511)
                                                                --------         --------
                                                                $247,562         $246,462
                                                                ========         ========

     Commercial paper and short-term borrowings carried a weighted average interest rate of 6.1% at December 31, 1994. In January 1995, the Company completed an exchange offer for $246,965,000 of the 7 1/8% and 7 3/8% Debentures for similar debentures bearing interest rates of 7 1/4% and 7 1/2%, respectively. The publicly held notes of $57,349,000 at December 31, 1994 were assumed by Cox on February 1, 1995 as part of the reorganization described in
Note 15. Part of the proceeds received from the reorganization transactions were used to retire all of the Company's commercial paper and short-term borrowings and to redeem the 8 7/8% Notes on February 1, 1995.

     The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in September 2000. This agreement provides for borrowings up to $210,000,000 at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. The commitment fee is approximately 8/100 of one percent per annum. The lines of credit could be used to support a commercial paper program. As of September 30, 1995, the Company had not borrowed under the agreement. The agreement contains restrictive provisions relating primarily to the level of consolidated net worth. At September 30, 1995, consolidated net worth was required to be not less than approximately $1,542,000,000. In addition, the Company has $46,893,000 of undrawn standby letters of credit at September 30, 1995.

NOTE 9 -- EARNINGS AND DIVIDENDS PER COMMON SHARE

     Primary earnings (loss) per common share is computed by dividing net income
(loss), less preferred dividend requirements and cash paid in excess of liquidation value on Series B preferred stock repurchases, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when the common stock equivalents are antidilutive or result in less than 3% dilution. The weighted average number of shares used for primary earnings per share total 111,798,000 and 128,722,000 for the quarters ended September 30, 1995 and September 25, 1994, respectively. The weighted average number of shares is 115,684,000 and 128,798,000 for the year-to-date ended September 30, 1995 and September 25, 1994, respectively.

     Fully diluted earnings (loss) per common share for the quarter and year-to-date ended September 30, 1995 is computed by dividing net income (loss), less preferred dividend requirements for Series A preferred stock and cash paid in excess of liquidation value for Series B preferred stock repurchases, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, assuming that the Series B preferred stock outstanding at September 30, 1995 was converted to common stock on a one-for-one basis on March 1, 1995. The weighted average number of shares for fully diluted earnings
(loss) per share

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

is 124,318,000 and 127,722,000 for the quarter and year-to-date ended September 30, 1995, respectively. Fully diluted earnings per share for the quarter and year-to-date ended September 25, 1994 are the same as the primary earnings per share indicated.

     Cash dividends of 6 cents and 27 cents per share of common stock were declared in the third quarter ended September 30, 1995 and September 25, 1994, respectively.

NOTE 10 -- CASH MANAGEMENT SYSTEM

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources, such as short-term investments to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of the checks outstanding. The book overdraft, which was reclassified to accounts payable, was approximately $82,187,000 and $54,263,000 at September 30, 1995 and December 31, 1994, respectively.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents and marketable securities approximates their carrying value due to the short-term nature of these financial instruments. In addition, certain investments in equity securities are stated at fair value based on quoted market prices and are included in Other assets. The cost of these equity securities was $14,464,000 at September 30, 1995. The fair market value was $69,906,000, of which $55,556,000 represents securities that cannot be sold until 1997. The unrealized gain is reported as a separate component of shareholders' equity, net of applicable income taxes.

     The Company enters into interest rate swaps to manage exposures associated with changes in the level of interest rates. Payments made or received in connection with interest rate swaps are recognized as an adjustment to interest expense related to the debt. Swap agreements for notional amounts of $150,000,000, expiring in 2010, and $100,000,000, expiring in 2023, exchange payments to the Company at fixed rates of 7 1/8% and 7 3/8%, respectively, for payments by the Company at a variable rate based generally on LIBOR. Swap agreements beginning in 1997 and expiring in 2007 exchange payments to the Company at a variable rate, based generally on LIBOR, for payments by the Company at fixed rates. The fixed rates are 7 1/4% and 7 1/2% on notional amounts of $148,215,000 and $98,750,000, respectively. The fair value of all swaps is the amount at which they could be settled, based on estimates of mark-to-market rates. At September 30, 1995, the Company would have received approximately $9,187,000 to terminate its swap agreements. This amount is not recognized in the financial statements. The condensed consolidated balance sheet at September 30, 1995 includes $12,275,000 of deferred income as a result of a payment received in connection with certain interest rate swaps. This amount will be recognized as a reduction in interest expense, beginning in 1997, over the 10 year term of the swaps.

     The Company has foreign currency forward contracts, maturing in December 1995, to manage exposures associated with foreign currency fluctuations. At September 30, 1995 there were forward contracts to sell approximately $7,345,000 of deutschemarks. Gains and losses on the forward contracts, which do not qualify as accounting hedges, are recognized currently in earnings. The fair value of the forward contracts was not significant at September 30, 1995.

     The fair value of long-term debt at September 30, 1995, based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, approximates its carrying value of $247,562,000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 12 -- STOCK OPTION PLANS

     As described in Note 12 to the Consolidated Financial Statements in the Company's 1994 Annual Report, the Company has various stock option plans. In connection with the reorganization (see Note 15), the number of options and the option price were adjusted in order to preserve the economic value of the outstanding options.

     The following table sets forth information relative to the stock option plans:

                                                          NUMBER OF       OPTION PRICE
                                                           SHARES          PER SHARE
                                                          ---------     ----------------
        Options Outstanding at December 31, 1994........  4,532,657     $19.46 to $37.93
          Adjustment due to reorganization..............  3,065,245
          Granted.......................................    226,109     $18.88 to $30.06
          Exercised.....................................   (933,673)    $11.43 to $32.13
          Canceled......................................   (398,325)    $14.54 to $36.94
                                                          ---------
        Options Outstanding at September 30, 1995.......  6,492,013     $11.43 to $30.06
                                                          =========
        Options Exercisable at September 30, 1995.......  1,586,235     $11.43 to $22.28
                                                          =========

     At September 30, 1995, there were 352,576 options outstanding with purchase prices equal to 75 percent of the fair market value on the date of grant and 8,802,000 shares were reserved for future grants under the various plans.

     The Company's restricted stock plan provides for the sale of approximately 942,000 shares of common stock to key employees, including officers, at a price equal to par value. At September 30, 1995, there were approximately 259,000 shares of Series A common stock reserved for future sales. The Company expects that future sales will not be significant.

NOTE 13 -- INCOME TAXES

     The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.

NOTE 14 -- CONTINGENT LIABILITIES

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

NOTE 15 -- REORGANIZATION

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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

Consolidated Financial Statements in the Company's 1994 Annual Report for a detailed discussion of these transactions.

NOTE 16 -- PREFERRED STOCK DIVIDEND REQUIREMENTS

     The Series A preferred stock has a dividend rate of 8% of its liquidation value of $411,784,000. The Series B preferred stock has a dividend rate of $1.374 per share. Both series of preferred stock are entitled to cumulative dividends effective March 1, 1995.

NOTE 17 -- STOCK PURCHASE PROGRAM

     The Company expects to repurchase in the open market up to 12,800,000 shares of common stock. The shares purchased under this program are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program. The Company does not anticipate that this program will have a significant effect on 1995 primary earnings per share. As of September 30, 1995, approximately 2,392,000 shares of common stock had been repurchased.

     In addition, the Company anticipates that it will repurchase Series B preferred stock from time-to-time, based on prevailing market conditions and other considerations. The repurchase of Series B preferred stock will reduce 1995 earnings per share as the cash paid in excess of the liquidation value will reduce earnings applicable to common shareholders for purposes of determining earnings per share. As of September 30, 1995, approximately 4,041,000 shares of Series B preferred stock had been repurchased and the aggregate cash paid in excess of liquidation value was approximately $21,267,000.

NOTE 18 -- SUBSEQUENT EVENTS

     As of November 10, 1995, the Company had repurchased approximately 3,984,000 shares of common stock and 5,101,000 shares of Series B preferred stock at a cost of approximately $118,410,000 and $132,311,000, respectively.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  COMPREHENSIVE RESTRUCTURING PROGRAM

     In mid-July, the Company initiated a comprehensive and systematic review of operations, cost structures and balance sheets in order to refocus resources on its newspaper, professional information and magazine businesses and to improve its financial performance. This program is expected to result in total restructuring and other charges in 1995 in the range of $750-$850 million on a pretax basis ($500-$550 million after-tax). Third quarter 1995 results included charges with an after-tax impact of $360.1 million. Fourth quarter 1995 results are expected to include charges that could be as large as $300 million on a pretax basis ($180 million after-tax). As a result of this program, a net loss was reported in the third quarter of 1995 and a net loss is expected in the fourth quarter.

     The major elements of the restructuring program include:

     - Closure of New York Newsday, Baltimore's Evening Sun, and certain sections of the Los Angeles Times;

     - Staff reductions at Newsday, The Times, The Sun, The Hartford Courant, Times Mirror Magazines, Matthew Bender, the training companies, other professional information companies and corporate headquarters;

     - Discontinuation of the Company's consumer multimedia business, cable television programming business and its electronic shopping joint venture with Pacific Telesis;

     -  Renegotiation of union agreements at Newsday and the Baltimore Sun;

     - Consolidation in the same building of the New York City offices of Newsday, Matthew Bender, Times Mirror Magazines and the east coast corporate staff, with a substantial reduction in cost per square foot and a net reduction of leased office space from approximately 559,000 square feet to approximately 270,000 square feet;

     - Writedowns of goodwill and other intangibles at the Baltimore Sun, Times Mirror Magazines and several professional information businesses; and

     - Discontinuation of the development of a companywide digital network of product, marketing and administrative databases.

     The third quarter charges and costs related to this broad-based restructuring program were included in the condensed consolidated financial statements as follows:

     -  Operating Profit (Loss) included:

                                              NEWSPAPER   PROFESSIONAL   CONSUMER   CORPORATE
                                              PUBLISHING  INFORMATION     MEDIA     AND OTHER    TOTAL
                                              ---------   ------------   --------   ---------   --------
                                                                    (IN THOUSANDS)
      Restructuring, impairment and one-time
        charges.............................   $236,646      $61,401     $57,472     $23,932    $379,451
      Nonrecurring costs....................      6,891        5,719          --      10,102      22,712
                                               --------      -------     -------     -------    --------
                                               $243,537      $67,120     $57,472     $34,034    $402,163
                                               ========      =======     =======     =======    ========

      The restructuring, impairment and one-time charges were for workforce reductions and related severance payments, primarily at the newspapers and corporate; asset writedowns due to the closure of the Evening Sun; costs related to the renegotiation of union agreements at Newsday; a writedown of the goodwill for certain magazine titles, and sublease and lease abandonment losses at the newspapers, magazines and corporate. Costs which do not meet the accounting criteria for disclosure as restructuring costs are included in nonrecurring costs. Further information about these items is included in the Analysis By Segment that follows and in Note 3 to the Condensed Consolidated Financial Statements.

    - Other, Net included writedowns of certain investments amounting to $36.2 million.

    - Discontinued Operations include an after-tax charge of $49.6 million related to the discontinuation of consumer multimedia, cable programming, and the Pacific Telesis joint venture.

  CASH IMPACT OF RESTRUCTURING PROGRAM

     The restructuring program is expected to result in annualized operating expense reductions of at least $115 million. A portion, approximately $25 million, of these expense savings will be realized in the 1995-fourth quarter, and almost all will be realized in 1996. In addition, businesses and projects expected to lose $50 million in 1996 have been discontinued. Approximately $340 million in cash is expected to be spent for restructuring program actions, of which $210 million will be spent in 1995 and $130 million in 1996 and beyond. Future years' cash outlays primarily represent payments on existing leases. As a result of these cost reductions and the elimination of anticipated operating losses from discontinued operations, the Company expects a return of these expenditures within three years.

  STOCK REPURCHASE PROGRAM

     During the third quarter, the Company initiated a program to repurchase in the open market up to 10 percent of its common equivalent shares, or approximately 12.8 million common shares. In addition, the Company expects to repurchase Series B preferred stock from time to time. At September 30, 1995 and November 10, 1995, more than 2.3 million shares and 3.9 million shares, respectively, of common stock, and 4.0 million shares and 5.1 million shares, respectively, of Series B preferred stock, had been repurchased at a cost of approximately $178.7 million and $250.7 million, respectively. The common shares purchased under this program are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Repurchases are expected to be made from time-to-time in the open market or in private transactions, depending on market conditions, and may be discontinued at any time.

  CABLE MERGER AND RELATED TRANSACTIONS

     In the first quarter of 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and also completed related transactions, including the issuance of two new series of preferred stock and the retirement of nearly 75 percent of total debt outstanding at year-end 1994. Note 18 to the Consolidated Financial Statements in the Company's 1994 Annual Report provides a detailed discussion of these transactions. The first quarter 1995 results included a gain of $1.634 billion on the merger, and the results for the nine months ended September 30, 1995 benefited from lower interest expense due to debt reduction and higher interest income from the investment of the cash proceeds from the merger.

  PREFERRED STOCK IMPACT ON EARNINGS PER SHARE

     Dividend requirements on the new preferred shares issued in connection with the cable merger reduced earnings applicable to common shareholders by $32.0 million for the year-to-date ended September 30, 1995. The full year impact of the preferred dividend requirements on earnings applicable to common shareholders is expected to total approximately $44 million in 1995, based on repurchases of Series B preferred shares through November 10, 1995. Because the Company has repurchased more than 30% of the Series B preferred stock outstanding, the approximate $2 million reduction in fourth quarter preferred dividend requirements will increase earnings applicable to common shareholders in the fourth quarter of 1995. However, based on purchases through November 10, the cash paid in excess of liquidation value for the repurchases of Series B preferred stock will further reduce earnings applicable to common shareholders by $3.2 million in the fourth quarter and $24.5 million for the full year.

CONSOLIDATED RESULTS OF OPERATIONS

     REVENUES

     Consolidated revenues of $864.8 million for the third quarter of 1995 increased by less than one percent over the prior year period. Revenues of $2.482 billion for the first three quarters of 1995 were 3.4 percent higher than those reported in the comparable period of 1994, largely due to first half 1995 revenue gains. A decline in the newspapers' advertising revenue during the third quarter (which was in large part attributable to the closure of New York Newsday) lowered the year-to-date newspaper advertising revenues to about the 1994 level; revenues were higher in health information services (primarily related to revenues of businesses acquired in the last half of 1994 and the first quarter of 1995) and revenue also increased at the Company's flight information company. Year-to-date revenues were also aided by a revenue increase at the higher education group in the first two quarters.

     OPERATING RESULTS

     Consolidated operating losses of $330.4 million and $249.0 million were reported for the third quarter and first three quarters of 1995, respectively, as a result of the previously-discussed restructuring, impairment and one-time charges and nonrecurring costs. Excluding these items, consolidated operating profit for the 1995 periods would have been $71.7 million and $156.3 million, respectively. These results, which reflect 19.8 percent and 17.2 percent declines from the same periods in 1994, were depressed by higher newsprint costs as well as lower profits at nearly all of the professional information companies.

     The loss from continuing operations in the 1995 third quarter was $242.9 million. Continuing operations in this year's third quarter were impacted by the restructuring charges and nonrecurring costs mentioned above and a $36.2 million writedown of certain investments. Partially offsetting these charges were net gains on asset sales totaling $39.0 million for the third quarter. The loss from continuing operations of $197.4 million for the first three quarters of 1995 includes $42.5 million from net gains on asset sales. Excluding the restructuring program-related charges of $438.3 million in 1995 and the net gains on asset sales in both years, income from continuing operations for the third quarter and first three quarters of 1995 was $37.1 million and $82.5 million, respectively, compared to $36.1 million and $80.6 million, respectively, in 1994. The 1995 results were higher due to reductions in net interest expense of $16.3 million and $50.9 million for the quarter and year-to-date as compared to the 1994 periods. Interest expense was significantly lower and interest income was significantly higher as the proceeds from the cable merger transaction were used to pay down debt and invest in interest-bearing securities.

     The net loss for the 1995 third quarter was $298.9 million compared to net income of $52.3 million in last year's third quarter. Discontinued operations impacted results in both years. A net loss of $56.0 million for discontinued operations was included in the third quarter 1995 net loss, while the comparable prior year quarter included net income from discontinued operations totaling $12.0 million. Net income for the first three quarters of 1995 was significantly higher than the first three quarters of 1994 due to the gain of $1.634 billion on the merger of the cable television operations in February. The results for the first three quarters of 1995 also include a $4.5 million charge for an accounting change, which is discussed in Note 2 to the Condensed Consolidated Financial Statements.

     The earnings (loss) applicable to common shareholders for the third quarter and first three quarters of 1995 was reduced by preferred dividend requirements of $13.4 million (12 cents per common share) and $32.0 million (28 cents per common share), respectively, for two series of preferred stocks. The preferred stocks began accruing dividends on March 1, 1995. The preferred dividend impact on earnings per share was somewhat reduced by a lower average number of shares outstanding during 1995, reflecting the exchange of about 13 percent of the Company's outstanding common stock for one series of the preferred. In addition, the earnings (loss) applicable to common shareholders for the 1995 periods was reduced by $21.3 million (19 cents per common share) for the cash paid in excess of liquidation value for Series B preferred stock repurchases. These preferred stock repurchases are further described in Note 17 to the Condensed Consolidated Financial Statements. Excluding the impact of restructuring program-related charges and the cash paid in excess of liquidation value for preferred stock repurchases in 1995, as well as net gains on asset sales in both years, earnings per share for continuing operations was 21 cents per share in the third quarter of 1995 and 44 cents per share for the first three quarters of 1995, compared to 28 cents and 55 cents, respectively, in the comparable 1994 periods.

ANALYSIS BY SEGMENT

     The following tables and discussion of segment results reflects 1995 operating profit excluding the impact of the previously-described $402.2 million of restructuring program-related charges in the third quarter and $3.2 million for restructuring in the first quarter.

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                THIRD QUARTER                         THREE QUARTERS
                            ---------------------                -------------------------
                              1995         1994       CHANGE        1995           1994        CHANGE
                            --------     --------     ------     ----------     ----------     ------
Revenues
  Advertising.............  $364,641     $372,218      (2.0)%    $1,123,339     $1,119,480        .3%
  Circulation.............   111,012      111,000        --         334,987        333,131        .6
  Other...................    10,675        9,991       6.8          30,741         29,033       5.9
                            --------     --------                ----------     ----------
                            $486,328     $493,209      (1.4)     $1,489,067     $1,481,644        .5
                            ========     ========                ==========     ==========
Operating Profit..........  $ 35,051     $ 32,963       6.3      $  126,712     $  121,979       3.9
                            ========     ========                ==========     ==========

     Newspaper Publishing's revenues were slightly lower in the third quarter of 1995, as compared to the same period in 1994, primarily due to a continuing decline in advertising revenues. Advertising revenue gains for the quarter at some of the eastern newspapers were more than offset by a significant decrease related to the closure of New York Newsday and a small drop at the Los Angeles Times, as the Southern California economy remained sluggish. Third quarter-1995 circulation revenues remained at 1994 levels because the decrease in circulation resulting from the closure of New York Newsday offset increases at each of the other newspapers. Revenues for the first three quarters of the year rose modestly over the prior year, as the third-quarter revenue decline only partially offset the revenue gains from the first half of 1995. For the six-month period ending September 30, 1995, The Times reported to the Audit Bureau of Circulations a decline in daily circulation of 4.7 percent to 1,012,189 due to planned pricing increases and reductions in out-of-primary market circulation, as well as softness in street sales related to the economy; and Newsday reported a daily circulation decline of 8.5 percent to 634,627 related to the closing of the New York edition. At the Baltimore Sun, The Sun's daily circulation was essentially flat for the period and Sunday circulation was up slightly.

     Third quarter 1995 operating profit increased over last year's third quarter, as lower labor and employee benefit costs more than offset a 30 percent increase in newsprint expense. Newsprint prices averaged 44 percent higher than in the third quarter of 1994. Price increases were partly offset by an 11 percent reduction in consumption due to lower circulation and advertising levels, as well as conservation measures.

  RESTRUCTURING PROGRAM CHARGES

     Restructuring, impairment and one-time charges of $236.6 million were taken in the Newspaper Publishing segment in the third quarter of 1995. These charges related principally to the closure of New York Newsday, Baltimore's Evening Sun and certain sections of the Los Angeles Times as well as staff reductions at these and other newspapers. These charges also included writedowns of goodwill and other assets at the Baltimore Sun and the renegotiation of union agreements at Newsday and the Baltimore Sun. Nonrecurring costs of $6.9 million were also reported in the third quarter of 1995, reflecting costs that do not meet the accounting criteria for inclusion as restructuring charges. As previously mentioned, these charges and costs are excluded from the operating profit set forth in the table above.

  NEWSPAPER PUBLISHING OUTLOOK

     Growth in the regional economies of Southern California and Long Island, New York, remains more sluggish than in other U.S. regions and has failed to produce a resurgence in retail advertising and consumer spending in these markets. Further consolidations in Southern California retail businesses scheduled for 1996 will continue to impede advertising growth at the Los Angeles Times. In addition, the closure of New York Newsday in mid-July and Baltimore's Evening Sun in mid-September of this year will reduce both circulation and advertising revenues in the fourth quarter of 1995 and the first three quarters of 1996 when compared to prior year periods.

     The average price per ton of newsprint in the fourth quarter of 1995 is expected to be more than 50 percent higher than in the same quarter last year. Overall, the average price per ton in 1995 is expected to rise 45 percent above the 1994 average. For 1996, the Company expects the average newsprint price to rise by 20 to 25 percent, representing an additional expense of $80 million to $100 million. Cost savings from the 1995 restructuring program are expected to help offset this expense increase.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                   THIRD QUARTER                       THREE QUARTERS
                               ---------------------                ---------------------
                                 1995         1994       CHANGE       1995         1994       CHANGE
                               --------     --------     ------     --------     --------     ------
Revenues.....................  $296,260     $288,509       2.7%     $769,699     $709,291       8.5%
                               ========     ========                ========     ========
Operating Profit.............  $ 47,703     $ 68,411     (30.3)     $ 79,422     $113,772     (30.2)
                               ========     ========                ========     ========

     Third quarter-1995 revenues for the Professional Information segment increased modestly over the prior-year quarter, as the businesses in this segment experienced mixed revenue results. Significant revenue increases were reported in domestic and international health information services. These increases were attributable to increases in base businesses as well as to acquisitions made since July 1994. The Company's flight information business also reported strong third-quarter revenue gains, helped partly by favorable foreign currency fluctuations. Higher education sales were essentially flat in the third quarter of 1995 compared to the same period in 1994, while the Company's legal publisher continued to report revenue declines and the training companies also reported lower revenues. Most of the professional information companies had year-to-date revenue increases over the first three quarters of 1994 due to the strong first half 1995 revenues.

     Operating profit in the third quarter of 1995 was substantially lower than 1994's third quarter. Contributing to this decline were flat higher education sales, declines at Matthew Bender and higher expenses in key areas including: increasing international sales and marketing, the development of new products and product improvement efforts in the health information services and legal publishing businesses and the costs associated with expanding product lists in the higher education businesses.

  RESTRUCTURING PROGRAM CHARGES

     Restructuring, impairment and one-time charges of $61.4 million were reported in the Professional Information segment for the third quarter of 1995. These charges arose primarily from staff reductions and office consolidations as well as writedowns of assets. Additionally, nonrecurring costs totaling $5.7 million that do not meet the accounting criteria for inclusion as restructuring charges were reported in this segment in the third quarter of 1995. As previously mentioned, these items are excluded from the operating profit set forth in the table above.

CONSUMER MEDIA

     Consumer Media revenue and operating profit (loss) was as follows (dollars in thousands):

                                    THIRD QUARTER                      THREE QUARTERS
                                 -------------------                ---------------------
                                  1995        1994       CHANGE       1995         1994       CHANGE
                                 -------     -------     ------     --------     --------     ------
Revenues.......................  $82,393     $76,920       7.1%     $223,455     $208,865        7.0%
                                 =======     =======                ========     ========
Operating Profit (Loss)........  $ 5,528     $ 4,254      29.9      $     (5)    $    729      (100+)
                                 =======     =======                ========     ========

     Each of the companies in the Consumer Media segment, comprised of Times Mirror Magazines, Harry N. Abrams and The National Journal, reported higher revenues in the third quarter of 1995 compared with the prior year quarter. These revenue gains were generated largely from fees related to the licensing of certain magazine titles for use on affinity credit cards to be issued by a bank, the successful Abrams' book "Hidden Treasures Revealed" on the art of Russia's Hermitage Museum, and 1995 publications related to Ocean Planet, a Smithsonian Institution traveling exhibition. During the third quarter of 1995, the magazines reported a 5.0% increase in advertising revenue over last year's third quarter. This increase was mostly offset by lower circulation revenues at some of the magazines. The rise in operating profit in the third quarter of 1995 primarily resulted from the previously mentioned licensing fees, while higher paper, printing and distribution costs at the magazines more than offset the other revenue gains in this segment's businesses.

     The first three quarters of 1995 also included revenues from Transworld Snowboarding, which was acquired in August 1994, although slightly lower revenues during the first half of 1995 tempered the year-to-date revenue growth. This segment's businesses essentially broke even for the first three quarters of 1995 but reported a modest profit for the first three quarters of 1994. The 1995 period was impacted by higher operating expenses, largely for paper, printing and distribution.

  RESTRUCTURING PROGRAM CHARGES

     Restructuring, impairment and one-time charges of $57.5 million were recorded by the Consumer Media segment in the third quarter of 1995. These charges resulted primarily from a writedown of goodwill at certain magazines, the abandonment of the sports marketing business and lease abandonment losses related to the consolidation of office space. As previously mentioned, these charges are excluded from the operating profit (loss) set forth in the table above. In October, Times Mirror Magazines announced the elimination of 125 positions. This workforce reduction will result in a charge in the fourth quarter of 1995.

     In addition, the Company's consumer multimedia and cable television programming businesses, which were previously reported in the Consumer Media segment, have been discontinued. The operating results and other costs and charges related to the discontinuation of these businesses are reported in Discontinued Operations. Note 5 to the Condensed Consolidated Financial Statements contains further information about these discontinued operations.

CORPORATE AND OTHER

     Corporate and Other operating costs were as follows (dollars in thousands):

                                   THIRD QUARTER                       THREE QUARTERS
                               ---------------------                ---------------------
                                 1995         1994       CHANGE       1995         1994       CHANGE
                               --------     --------     ------     --------     --------     ------
Operating Costs..............  $(16,551)    $(16,199)      2.2%     $(49,791)    $(47,710)      4.4%
                               ========     ========                ========     ========

     The third quarter Corporate and Other costs were about the same in both years. The costs for the first three quarters of 1995 were slightly higher due to the development of a companywide digital network of product, marketing and administrative databases. This project was abandoned in the third quarter of 1995.

  RESTRUCTURING PROGRAM CHARGES

     Restructuring, impairment and one-time charges of $23.9 million were recorded by Corporate during the third quarter of 1995. These charges related primarily to a workforce reduction at corporate headquarters, writedowns of certain assets and sublease and lease abandonment losses related to the consolidation of New York City office space. Nonrecurring costs of $10.1 million were also recorded by Corporate in the third quarter of 1995, reflecting costs that do not meet the accounting criteria for inclusion as restructuring charges. As previously mentioned, these charges and costs are excluded from the operating costs set forth in the table above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt at September 30, 1995 of $247.8 million declined $644.5 million from the year-end 1994 level, as proceeds from the cable merger were used to retire the majority of the Company's short-term debt outstanding at December 31, 1994. The Company's debt-to-adjusted capitalization ratio fell to 10.1 percent at September 30, 1995 from 31.3 percent at the prior year-end.

     A substantial portion of the Company's 1995 cash flow from continuing operations will be used for the previously-discussed restructuring program. Approximately $27.0 million was spent in the third quarter of 1995 for the restructuring program. Cash generated from continuing operations for the first three quarters of 1995 was $201.6 million. Additionally, the Company received $80.9 million in proceeds from the sale of investments during the first three quarters of 1995. The Company's recently announced repurchase program for up to
12.8 million shares of its common stock and its repurchases of Series B preferred stock will reduce interest income in the last quarter of 1995, compared to the second and third quarters of the year, as marketable securities and other interest-bearing investments are liquidated to make the stock repurchases. Cash flow from operations in future years is expected to be enhanced by the cost reductions resulting from the restructuring program and reduced dividend requirements resulting from the stock repurchase program. Capital expenditures for continuing operations in 1995 are expected to be slightly higher than the 1994 expenditures of $128.2 million.

     The Company's cash requirements are funded primarily by its operating activities. The Company also obtains external financing through the issuance of fixed rate debt and has unsecured long-term revolving bank lines of credit with commitments totaling $210 million at September 30, 1995. These lines of credit could be used to support a commercial paper program.

YEAR-TO-DATE CASH FLOWS

     During the first three quarters of 1995, the Company generated $201.6 million in net cash from continuing operations, compared with $237.5 million for the same period in 1994. The reduced cash flow in 1995 is largely attributable to cash outlays for restructuring program-related actions and higher levels of more costly newsprint inventory. These items were mostly offset by decreased interest payments in the first three quarters of 1995, compared to the prior-year period, as well as higher interest income from the investment of proceeds from the cable merger and cash receipts in connection with interest rate swaps.

     Net cash provided by investing activities of continuing operations during the first three quarters of 1995 was $865.3 million, compared to $186.1 million in the first three quarters of 1994. The 1995 period included proceeds of $1.225 billion from the cable merger and $80.9 million from the sales of investments. Partly offsetting these proceeds were expenditures aggregating $414.2 million related to acquisitions, product development activities, capital expenditures and purchases of marketable securities. The first three quarters of the prior year included $334.8 million of proceeds from the sale of the broadcast television operations and other assets. Spending for capital projects and product development in the first three quarters of 1995 exceeded the prior-year period by $26.7 million and full-year capital spending for continuing operations in 1995 is expected to be slightly higher than the 1994 level.

     Net cash used in financing activities of $842.2 million in the first three quarters of 1995 was more than double the net cash used in the prior-year period. During the first quarter of 1995 the Company repaid $588.1 million of debt outstanding at the end of 1994 using proceeds from the cable merger. Dividends to common shareholders in the first three quarters amounted to $78.3 million in 1995 and $104.2 million in 1994. Cash spent on common and preferred stock repurchases during the third quarter of 1995 aggregated

$178.7 million. During the last quarter of 1995, the Company's share repurchase program is expected to slightly reduce cash used for dividends but will significantly increase the net cash used in financing activities.

DIVIDENDS

     Beginning in June 1995, the Company agreed to pay an annual dividend to common shareholders of no less than 24 cents per share for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

     As previously mentioned, Times Mirror issued two new series of preferred stock during the first quarter of 1995. Annual dividends on the Series A preferred stock will be approximately $28 million in 1995 and $33 million thereafter. Annual dividends on the Series B preferred stock are paid at the rate of $1.374 per share.

                            THE TIMES MIRROR COMPANY

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         11.     Computation of Earnings Per Share.

     (b) REPORTS ON FORM 8-K

         During the third quarter of 1995, the Company filed no current reports on Form 8-K.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing in his capacity as Registrant's chief accounting officer.

                                          THE TIMES MIRROR COMPANY


                                          By         STUART K. COPPENS
                                            ----------------------------------
                                                     Stuart K. Coppens
                                              Controller and Chief Accounting
                                                         Officer
Date: November 14, 1995