Form 10-K
period 1995-12-31
TIMES MIRROR CO /NEW/
filed 1996-03-29
CIK 925260

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1995          COMMISSION FILE NUMBER 1-13492

                               ----------------


                           THE TIMES MIRROR COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              95-4481525
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


          TIMES MIRROR SQUARE                           90053
        LOS ANGELES, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 237-3700

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                  ON WHICH REGISTERED
    -------------------                 ---------------------
   Series A Common Stock    New York Stock Exchange and Pacific Stock Exchange
   Conversion Preferred     New York Stock Exchange
    Stock, Series B

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Series C Common Stock
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ----    ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----
  The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 15, 1996 was approximately $2.4 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

  Number of shares of the Registrant's Series A Common Stock outstanding at March 15, 1996: 76,852,761
  Number of shares of the Registrant's Series C Common Stock outstanding at March 15, 1996: 27,825,020

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement dated March 29, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  The Times Mirror Company ("Times Mirror" or the "Company") is engaged principally in the newspaper publishing, professional information and consumer media businesses (the "Publishing and Information Businesses"). The Company publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, the Greenwich Time and several smaller newspapers. Through its subsidiaries, the Company also provides professional information to the legal, aviation and health science and consumer health markets, publishes college texts, other categories of books and magazines and also provides training information and services.

  In the third quarter, the Company began an aggressive program to improve its profitability while maintaining the editorial quality of its products in 1995. The Company completed a comprehensive restructuring program which resulted in, among other things, (i) closure of New York Newsday, Baltimore's Evening Sun, and certain sections of the Los Angeles Times, (ii) staff reductions throughout the Company, (iii) discontinuation of Times Mirror's consumer multimedia business, cable television programming business and its electronic shopping joint ventures with Pacific Telesis, (iv) renegotiation of union agreements at Newsday and The Baltimore Sun, (v) consolidation in the same building of the New York City offices of Newsday, Matthew Bender, Times Mirror Magazines and the east coast corporate staff, (vi) writedowns of goodwill and other intangibles at The Baltimore Sun, Times Mirror Magazines and several professional information businesses, and (vii) discontinuation of the development of a companywide digital network of product, marketing and administrative databases. The after-tax impact of the restructuring program charges was $554.0 million, of which $504.4 million related to continuing operations and $49.6 million related to discontinued operations. The Company's 1995 restructuring program and other related actions taken in 1995 are expected to produce approximately $135 million in annualized operating expense savings of which approximately 90% will be realized in 1996.

  Prior to February 1, 1995, the Company also engaged in the ownership and operation of cable television systems, which business was divested by the merger of the Company's corporate predecessor ("Old Times Mirror") with and into Cox Communications, Inc. ("Cox"), resulting in the acquisition of Old Times Mirror's cable business by Cox (the "Cox Merger"). The Company was incorporated in the State of Delaware in June 1994 for the purpose of owning and operating the Publishing and Information Businesses after the Cox Merger was completed on February 1, 1995. Old Times Mirror was incorporated in 1884 in the State of California and was reincorporated in the State of Delaware in 1986. All references to "Times Mirror" shall include the Company and the Company's subsidiaries, collectively, unless the context suggests otherwise.

NEWSPAPER PUBLISHING SEGMENT

  Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, and the Greenwich Time. In addition, Times Mirror publishes several daily and weekly newspapers. Each daily newspaper operates independently in order to meet most effectively the needs of the area it serves. Editorial policies and business practices are established by local management. Each daily newspaper is a member of Associated Press. The Los Angeles Times and Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror.

  The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. For the first half of 1995, most of the newsprint requirements for the Los Angeles Times were met by a company in which Times Mirror owned a 20% interest. In the third quarter of 1995, Times Mirror sold its entire holding in such company. Except as so indicated, the newsprint requirements for all Times Mirror newspapers are obtained from United States and Canadian sources unaffiliated with Times Mirror. In 1995, newprint prices rose substantially. To minimize the effect of escalating prices, Times Mirror responded by significantly increasing its newprint inventory levels prior to anticipated price increases and conserving on newsprint utilization. For 1995, Times Mirror's newsprint costs increased approximately 30% above its 1994 costs.

 ELECTRONIC PUBLISHING

  During most of 1995, the Los Angeles Times and Newsday continued their regional online interactive information services through the Prodigy network in Los Angeles and New York. The Los Angeles Times announced in late December that its "TimesLink" service had left the Prodigy network and is moving in the spring of 1996 to the World Wide Web under the name of "LATimes.com" due to the popularity of the Internet and to take advantage of a far wider audience. Newsday is keeping its "Newsday Direct" service on the Prodigy network and will be expanding to the World Wide Web in early 1996.

  In October 1995, the Los Angeles Times and five other of the nation's largest newspapers introduced a national interactive employment service offering a comprehensive listing of jobs on the Internet. In January 1996, the Los Angeles Times acquired Hollywood Online, Inc., an online provider of award-winning entertainment information for consumers about the latest in movies, television and music. In addition, Hollywood Online offers turnkey creative, design, production and distribution services for leading motion picture studios, television networks and record labels.

 LOS ANGELES TIMES

  The Los Angeles Times has been published continuously since 1881. It is published every morning, and in 1995 ranked as the second largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. In 1995, its annual average unaudited circulation was 1,026,697 for Monday through Friday, 966,291 for Saturday and 1,420,755 for Sunday, compared with 1,077,277, 1,002,603, and 1,468,865, respectively, in 1994. Approximately 80% of the Monday through Saturday circulation was home-delivered in 1995, compared with 78% of the circulation in 1994.

  In 1995, the Los Angeles Times recorded full-run billed advertising volume of 3,211,952 standard advertising unit inches (hereafter "inches"), part-run volume of 4,025,315 inches, and preprinted inserts of 1,086.5 million pieces, compared with 3,446,246 inches, 4,073,410 inches and 909.0 million pieces, respectively, in 1994. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 865.7 million pieces in 1995, compared with 684.7 million pieces in 1994.

  Net revenues of the Los Angeles Times were $1,029,277,000 in 1995, $1,033,486,000 in 1994, and $991,997,000 in 1993, representing 29.8%, 30.8%
and 30.6% of the revenues of the Publishing and Information Businesses for such years.

  The Los Angeles Times serves a five-county region in Southern California that includes Los Angeles, Orange, Riverside, San Bernardino, and Ventura counties. In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions. The Los Angeles Times also publishes an edition which is distributed Monday through Friday in the Washington, D.C. area.

  In its primary markets of Los Angeles and Orange counties, the Los Angeles Times competes with 12 local daily newspapers, which range in size up to approximately 350,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are over 300 weekly, semi-weekly and free distribution newspapers.

  In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also sells syndicated features to other newspapers throughout the world. In the fourth quarter of 1995, the Los Angeles Times and

La Opinion, the largest Spanish-language daily newspaper in Southern California of which the Company owns a 50% equity interest, launched a joint venture that publishes a new Spanish-language weekly paper, Para Ti, targeted at Latino households in Southern California.

 NEWSDAY

  Newsday, which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the borough of Queens in New York City, and prior to being discontinued on July 17, 1995, New York Newsday circulated in New York City. In 1995, Newsday and New York Newsday combined ranked as the seventh largest local daily newspaper in the country for Monday through Friday circulation, and as the twelfth largest for Sunday circulation. In 1995, Newsday's annual average unaudited circulation, which includes New York Newsday for a partial year before its discontinuation, was 619,019 for Monday through Friday, 558,187 for Saturday, and 694,781 for Sunday, compared with 683,109, 576,770 and 771,068, respectively, in 1994. In 1995, New York Newsday's annual average unaudited circulation prior to its discontinuation was 161,271 for Monday through Friday, 115,040 for Saturday, and 150,476 for Sunday, compared with 223,004, 148,578 and 209,905, respectively, in 1994.

  In 1995, Newsday and New York Newsday combined recorded full-run billed advertising volume of 1,478,870 inches, part-run volume of 1,101,551 inches, and preprinted inserts of 726.3 million pieces, compared with 1,544,925 inches, 1,190,941 inches, and 785.4 million pieces, respectively, in 1994. Newsday's 1995 part-run volume included inches from New York Newsday from January 1 through its closing date on July 17, 1995. The 1994 part-run volume included New York Newsday inches from January 1 through December 31, 1994. In addition, Newsday and New York Newsday combined, together with their alternate distribution company, derived revenues from advertising supplements distributed to non-subscribers equivalent to 975.7 million pieces in 1995, compared with 937.1 million pieces in 1994.

  Newsday competes with three major metropolitan newspapers, numerous daily and local newspapers, and daily regional editions of national newspapers.

 THE BALTIMORE SUN

  The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. Prior to September 1995, The Baltimore Sun published three editions, including The Sun, a morning newspaper published Monday through Saturday; The Evening Sun, an afternoon paper published Monday through Friday; and The Sunday Sun, published Sunday mornings. In September 1995, The Baltimore Sun ceased publishing The Evening Sun and completely redesigned The Sun. In 1995, The Sun had an annual average unaudited circulation of 283,660 for Monday through Friday, and 367,241 for Saturday, compared with 252,094 and 370,971, respectively, in 1994. In 1995 prior to its discontinution, the Evening Sun had an annual average unaudited circulation of 81,209 for Monday through Friday, compared with 91,451 in 1994. In 1995, The Sunday Sun had an annual average unaudited circulation of 489,706 compared with 489,283 in 1994.

  In 1995, the Baltimore Sun newspapers, including The Evening Sun before its discontinuation, recorded full-run billed advertising volume of 2,366,175 inches, part-run volume of 418,920 inches, and preprinted inserts of 560.7 million pieces, compared with 2,688,451 inches, 465,290 inches and 521.9 million pieces, respectively in 1994. In addition, the Baltimore Sun newspapers, inclusive of The Evening Sun before its discontinuation, derived revenues from advertising supplements delivered to non-subscribers equivalent to 880,266 inches in 1995 compared with 776,079 inches in 1994.

  Weekly newspapers are also published by The Baltimore Sun, including The Aegis and the Record which are distributed in Harford County, and four other weeklies that serve the Aberdeen Proving Ground and certain zip codes in Harford County. The Baltimore Sun competes with the Washington Post in Carroll and Howard counties, and with the Annapolis Capital in Anne Arundel County. In addition, there are other weekly and local daily newspapers in the distribution area.

 THE HARTFORD COURANT

  The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously-published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes seven regional editions on a daily basis, which provide local news and advertising. In 1995, the annual average unaudited circulation was 214,751 for Monday through Saturday, and 310,490 for Sunday, compared with 228,807 and 317,123, respectively, in 1994.

  In 1995, The Hartford Courant recorded full-run billed advertising volume of 1,414,188 inches, part-run volume of 686,328 inches, and preprinted inserts of
431.7 million pieces, compared with 1,371,717 inches, 696,355 inches and 438.9 million pieces, respectively, in 1994. In addition, The Hartford Courant derived revenues from advertising supplements distributed to non-subscribers equivalent to 1,071,251 inches in 1995, compared with 1,203,634 inches in 1994.

  The Hartford Courant competes with several small daily and weekly newspapers in communities adjacent or relatively close to Hartford, and with a number of larger daily papers, especially, in metropolitan areas on the periphery of its trade area.

 THE MORNING CALL

  The Morning Call in Allentown, Pennsylvania is published daily, and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1995, annual average unaudited circulation was 131,628 for Monday through Friday, 145,156 for Saturday, and 186,733 for Sunday, compared with 134,449, 147,356 and 188,489, respectively, in 1994.

  In 1995, The Morning Call recorded full-run billed advertising volume of 1,378,005 inches, part-run volume of 281,236 inches, and preprinted inserts of
229.3 million pieces, compared with 1,431,148 inches, 379,742 inches and 214.3 million pieces, respectively, in 1994. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 54,677 inches in 1995, compared with 107,488 inches in 1994.

  The Morning Call competes with a few smaller daily and weekly newspapers, with the principal competitor being the Express Times in Easton, Pennsylvania.

 THE (STAMFORD) ADVOCATE AND THE GREENWICH TIME

  The (Stamford) Advocate and the Greenwich Time are published every morning, and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and the Greenwich Time circulates in Greenwich, Connecticut. In 1995, The Advocate had an annual average unaudited circulation of 28,840 for Monday through Saturday, and 40,489 for Sunday, compared with 29,314 and 40,354, respectively, in 1994. In 1995, the Greenwich Time had an annual average unaudited circulation of 12,797 for Monday through Saturday, and 14,184 for Sunday, compared with 13,054 and 14,391, respectively, in 1994.

  In 1995, The Advocate recorded full-run billed advertising volume of 769,193 inches, and preprinted inserts of 39.5 million pieces, compared with 773,311 inches and 35.9 million pieces in 1994. In 1995, the Greenwich Time recorded full-run billed advertising volume of 738,802 inches and preprinted inserts of
12.8 million pieces, compared with 718,093 inches and 12.2 million pieces in 1994. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 118,596 inches in 1995 compared with 155,621 inches in 1994.

  Both The Advocate and the Greenwich Time compete with a number of larger daily papers which serve surrounding metropolitan areas.

 OTHER COMPETITION

  Besides competing vigorously with similar media in their respective markets, the Company's newspapers compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television, cable television and direct mail.

 SEASONALITY

  Quarterly revenues of the Company's newspaper publishing segment vary slightly due to industry seasonality, with first and third quarters' results generally being minimally lower than those of the second and fourth quarters. In 1995, the quarterly revenues expressed as a percentage of total annual revenues for the Company's newspaper publishing segment were 23.2% for the first quarter, 25.6% for the second quarter, 23.6% for the third quarter and 27.6% for the fourth quarter.

PROFESSIONAL INFORMATION SEGMENT

  Times Mirror produces a variety of books and other information products in the areas of legal information, flight information, and health information products and services, as well as higher education publishing, technical and scientific publishing and professional training. Books, journals and other materials published by Times Mirror, many of which are distributed worldwide, are sold through a variety of means, including the use of Times Mirror sales forces, wholesalers, retailers, jobbers, direct-to-the-customer selling and direct mail. Printing and binding are performed primarily by outside suppliers in the United States and abroad. In accordance with publishing industry practice, softcover and hardcover books are generally sold on a returnable basis.

  The primary raw material used by the book publishing businesses is paper. In 1995, paper prices for the book publishing industry also escalated significantly. On an annual basis, the Company enters into various centralized, volume-purchasing agreements with a number of unaffiliated primary paper suppliers to obtain beneficial volume discounts for the book publishing portions of Times Mirror.

 LEGAL INFORMATION PRODUCTS AND SERVICES

  Matthew Bender & Company, Incorporated, a legal information company, offers an array of legal products and services, including treatises in the areas of bankruptcy, intellectual property, federal practice and immigration law. Matthew Bender offers its core products in print as well as on CD-ROM and has begun developing electronic practice tools for lawyers. Matthew Bender provides its publications to approximately 150,000 legal accounts, including each of the 100 largest law firms in the United States. In 1995, Matthew Bender introduced three additional CD-ROM library versions of its print titles, bringing the total to 18 libraries. In early 1996, Matthew Bender (i) launched a new brand of CD-ROM products known as "Authority from Matthew Bender" which employs the industry-standard search engine, and (ii) introduced new print and electronic titles, including case law collections in four states and three legal practice specialties on CD-ROM under license from LEXIS/NEXIS.

  Matthew Bender competes with various legal information providers, including West Publishing Company, LEXIS/NEXIS (owned by Reed-Elsevier, Inc.), Thomson Legal Publishing, The Bureau of National Affairs, Inc., Mead Data Central, Inc., Commerce Clearing House, Inc. (owned by Wolters Kluwer) and several other smaller legal information publishers. In the past two years, the consolidation of the legal publishing industry has accelerated dramatically. As this consolidation is likely to continue, the Company anticipates that (i) competitive pressures will increase with smaller companies potentially being disadvantaged by the scale of the larger competitors, and (ii) publishers whose revenues principally come from proprietary information may fare better than those organizations whose sales are derived from repackaging public domain information.

 FLIGHT INFORMATION SERVICES

  Through Jeppesen Sanderson, Inc. and its European sister company, Jeppesen & Co. GmbH, Times Mirror publishes aeronautical charts, flight information, pilot training material and navigational aids worldwide. Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, Inc. also provides computerized online flight plans and weather briefings and weather information. In 1995, Jeppesen Sanderson launched a new service called OnSight, a sophisticated operations control workstation combining its aviation, flight planning and weather display information and also conducted a test program of its electronic aircraft maintenance and publication service with two major airline carriers. Jeppesen Sanderson commenced delivery of the aircraft maintenance service in early 1996. In addition, Jeppesen Sanderson plans to deliver weather maps and other information to the cockpit via airphone technology by the end of 1996. The Jeppesen Sanderson companies serve all U.S. domestic airlines and approximately 90 percent of all airlines worldwide.

  The Jeppesen Sanderson companies compete with various airline consortiums and governmental entities, as well as numerous vendors of training, maintenance, weather and flight planning information.

 HEALTH INFORMATION SERVICES

  Mosby-Year Book, Inc. and its subsidiaries publish medical, dental, nursing and allied health books and college textbooks. In addition, Mosby-Year Book and its subsidiaries provide consumer health and wellness information, online health information for professionals and medical cost-containment information. In connection with its electronic publishing efforts, in 1995 Mosby-Year Book published a multimedia catalogue of more than 250 products including the introduction of "Mosby's Medical Encyclopedia for the Health Consumer," "Physician's GenRx" and "The Interactive Skeleton." In 1995, Mosby-Year Book acquired Madison Publishing Corporation and StayWell Health Management Systems in order to broaden its publishing operations by targeting employers in addition to consumers directly. In addition, Mosby-Year Book intends to enter into a joint venture to launch an Internet-based medical online service for physicians, using Mosby-Year Book's content as well as content from a select group of other health information publishers.

  Mosby-Year Book and its subsidiaries compete with several larger health information rivals, including J.B. Lippincott Co., W.B. Saunders Company, Williams & Wilkins and an assortment of smaller publishers.

 TIMES MIRROR HIGHER EDUCATION GROUP

  The Times Mirror Higher Education Group, which Times Mirror formed in 1994, includes Richard D. Irwin, publisher of business, economics and higher education information products; Wm. C. Brown Publishers, publisher of science and mathematics textbooks; Brown & Benchmark, publisher of social sciences and humanities; and Irwin Professional, publisher of broad-based business products. All four companies continued to expand their lines of electronic products in 1995, including products in CD-ROM format. In addition, Times Mirror Higher Education Group is in the process of divesting its manufacturing division. Revenues from the higher education industry are notably tied to the academic year with significant sales occurring in the months of June through August followed by a second wave of sales in November and December.

  The Times Mirror Higher Education Group competes with various publishers in a variety of disciplines. The industry structure, however, is rapidly consolidating with the market concentration among the top four companies in the higher education market projected to exceed 50% in 1996. The Times Mirror Higher Education Group's primary competitors include Simon & Schuster, Inc., The Thomson Corporation, The McGraw-Hill Companies, Inc. and Addison-Wesley Publishing Co. owned by Pearson Inc.

 TECHNICAL AND SCIENTIFIC PUBLISHING

  CRC Press, Inc. publishes reference books and other information for scientists and engineers in industry, government and academia. In 1995, CRC Press released the 76th edition of its first product, The CRC Handbook of Chemistry and Physics, and introduced a new line of engineering handbooks. In addition, CRC Press established a new product development group for electronic products which intends to launch its first CD-ROM products in the second half of 1996. Revenues for CRC Press increase in the third and fourth quarters more as a result of its publication schedule than from any seasonality aspects of its customers.

  CRC Press competes with various publishers in several disciplines with its principal competitors being The McGraw-Hill Companies, Inc., John Wiley & Sons, Inc. and International Thomson Publishing, a division of The Thomson Corporation.

 TIMES MIRROR TRAINING

  Times Mirror provides sales, customer service and management training programs for professionals in business and industry throughout the world through Times Mirror Training, Inc. and its Zenger Miller, Learning International, Kaset International, Allen Communication and international divisions. These divisions were operated as separate corporations prior to January 1, 1996 when they were merged and consolidated into Times Mirror Training, Inc. Significant accomplishments occurring in 1995 include Zenger Miller's introduction of "Leadership 2000," a new version of its flagship product, and Kaset's introduction of "Extraordinary Service," a CD-ROM version of its Achieving Extraordinary Customer Service product. Also, Allen Communication, the division which produces interactive software to create multimedia training courses, launched "Designer's Edge," a tool to assist multimedia developers with all of their pre-authoring needs. Finally, in 1995, Learning International marked its emergence into the sales force automation industry through its acquisition of Market Strategies, Inc., the producer of Heatseeker, a sophisticated sales force automation software product. Quarterly revenues for Times Mirror Training vary slightly from quarter to quarter, however fourth quarter revenues tend to be stronger as businesses finish the year by spending the balance of their budgets on more discretionary items such as training.

  Times Mirror Training competes with many organizations worldwide including such enterprises as Development Dimensions International, Forum Corporation, Wilson Learning Corporation and a myriad of smaller local and national businesses.

CONSUMER MEDIA SEGMENT

  Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc., as well as art books through its subsidiary, Harry N. Abrams, Incorporated. The six-month average unaudited circulation figures per issue for the magazines, for the year ended December 31, 1995, were 2,000,000 for Field & Stream; 1,800,000 for Popular Science; 1,350,000 for Outdoor Life; 1,000,000 for Home Mechanix (published 10 times a year); 1,275,000 for Golf Magazine; 439,000 for Ski Magazine (published 8 times a year); 448,000 for Skiing (published 7 times a year); 120,000 for TransWorld SNOWboarding (published 8 times a year); 132,000 for Yachting; and 145,000 for Salt Water Sportsman. Each of these magazines is published monthly unless otherwise noted. In 1995, the magazines had several major accomplishments including the launch of a new publication called Snowboard Life, aimed at an unserved market of 25-45 year-old snowboarders and crossover skiers, and the centennial celebration of Field & Stream. Capitalizing on the expertise of its magazines, Times Mirror Magazines also entered the online world with the creation of SkiNet and YachtNet.

  The primary raw material used by Times Mirror Magazines is paper. For 1995, the prices for the grades of papers used by its magazines increased substantially. In 1995 Times Mirror (i) centrally purchased paper for all of its magazines to obtain more favorable terms and (ii) minimized the effect of rising paper prices by increasing inventory levels prior to anticipated price increases.

  Times Mirror Magazines competes nationally with numerous special interest and trade magazines. While Times Mirror Magazines not only competes with similar national media, it must also compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television and direct mail.

  In addition, Times Mirror publishes The Sporting News, a national sports weekly; National Journal, a weekly magazine on politics and government; Government Executive, a controlled-circulation trade magazine for government business; Skiing Trade News and TransWorld SNOWboarding Business, controlled-circulation business magazines and other related publications. These magazines are primarily intended for specialized markets.

  Prior to July 1995, Times Mirror's consumer media segment also included the development and marketing of consumer multimedia software through Times Mirror Multimedia Corporation and the development of cable television programming through Times Mirror Programming, Inc. In the third quarter of 1995, Times Mirror (i) discontinued its consumer multimedia business and (ii) substantially decreased its commitment to a venture in the cable television programming business with Cox. The Company now develops electronic products inside Times Mirror's operating units, such as National Journal's "Politics, USA," an Internet-based online service.

INTELLECTUAL PROPERTY

  Intellectual property (e.g. copyrights, trademarks, licenses and the like) is becoming one of the most important assets possessed by the Publishing and Information Businesses in their respective markets. As the Company and its subsidiaries undertake new ventures, whether individually or with partners, the need to secure proper rights and to protect existing rights are essential to the Company's continuing efforts to expand the Publishing and Information Businesses, especially in the realm of electronic and online publishing activities.

EMPLOYEES

  At December 31, 1995, Times Mirror's businesses had 21,877 employees, 16,310 of whom were full-time employees. Approximately 2,902 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

RECENT DEVELOPMENTS

  On March 12, 1996, the Company announced its plan to explore its strategic alternatives for its higher education publishing businesses and CRC Press, both of which are included in its professional information segment. These alternatives may include the sale, exchange or contribution to a joint venture in which the Company would have a continuing interest. These businesses accounted for less than 10 percent of the Company's 1995 revenues and total assets.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

  Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risk and uncertainty. There can be no assurances that these future results will be achieved. Potential risks and uncertainty which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) competitive pressures arising from increased consolidation in the legal information industry and the college textbook publishing industry;
(e) an increase in expenses related to new initiatives and product improvement efforts in the legal information, flight information and health information products and services; (f) unfavorable foreign currency fluctuations and increased international sales and marketing expenses over amounts contemplated; and (g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as newspapers or magazines.

ITEM 2. PROPERTIES.

  The general character, location, terms of occupancy and approximate size of Times Mirror's materially important physical properties at December 31, 1995 are listed below.

                                                           APPROXIMATE AREA IN
                                                               SQUARE FEET
                                                          ----------------------
   GENERAL CHARACTER OF PROPERTY                          OWNED(1)  LEASED(2)(3)
   -----------------------------                          --------- ------------
   NEWSPAPER PUBLISHING
    Printing plants, business and editorial offices,
     garages and warehouse space located in:
     Los Angeles, California............................  2,096,000     69,000
     Hartford, Connecticut..............................    500,000    122,000
     Baltimore, Maryland................................    844,000     36,000
     Melville, New York.................................    700,000
     Other locations....................................  1,071,000  1,536,000
   PROFESSIONAL INFORMATION
    Business and editorial offices and warehouses in
     California, Colorado, Illinois, Missouri, New York,
     Iowa and other locations...........................  1,073,000  1,487,000
   CONSUMER MEDIA
    Business and editorial offices and warehouses in New
     York, Missouri, Massachusetts, Washington, D.C. and
     other locations....................................     45,000    264,000
   CORPORATE
    Corporate offices and garages located in California,
     New York, New Jersey, and Washington, D.C. ........    496,000     21,000

- --------
(1) Excludes 648,000 square feet of undeveloped land, primarily in Connecticut.

(2) Excludes 831,000 square feet of space sublet to unrelated third parties and 203,000 square feet of vacant space which is available for subleasing.

(3) The Company's material lease agreements expire at various dates through 2012.

ITEM 3. LEGAL PROCEEDINGS.

  Times Mirror and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition, from time to time, Times Mirror and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters, relating to the Publishing and Information Businesses. Times Mirror does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of March 11, 1996 are listed below. Executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by the Company and its predecessor company, Old Times Mirror, for more than five years.

                                        POSITIONS AND OFFICES WITH   OFFICER
                NAME                AGE        TIMES MIRROR          SINCE(1)
                ----                --- --------------------------   --------
 Mark H. Willes...................   54 Chairman of the Board,
                                         President and Chief
                                         Executive Officer             1995(2)
 Richard T. Schlosberg III........   51 Executive Vice President       1990
 Patrick A. Clifford..............   54 Senior Vice President          1990
 Edward E. Johnson................   52 Senior Vice President          1984
 James R. Simpson.................   55 Senior Vice President,
                                         Human Resources               1983
 Thomas Unterman..................   51 Senior Vice President and
                                         Chief Financial officer       1992(3)
 Donald F. Wright.................   61 Senior Vice President          1988
 Debra A. Gastler.................   43 Vice President, Taxes          1994(4)
 Michael N. Liebhold..............   51 Vice President, Technology     1994(5)
 Kathleen G. McGuinness...........   47 Vice President and General
                                         Counsel                       1995(6)
 Stephen C. Meier.................   45 Vice President, Public and
                                         Government Affairs            1989
 Victor A. Perry III..............   42 Vice President, Corporate
                                         Development                   1995(7)
 Steven J. Schoch.................   37 Vice President and
                                         Treasurer                     1995(8)
 Efrem Zimbalist III..............   48 Vice President                 1993(9)
 O. Jean Williams.................   47 Secretary and Associate
                                         General Counsel               1989

- --------
(1) The date indicated relates to the date on which such person first became an officer of Old Times Mirror unless the context suggest otherwise. All of the executive officers of the Company, other than Mark H. Willes, Thomas Unterman, Kathleen G. McGuinness, Victor A. Perry III, Steven J. Schoch and O. Jean Williams, were elected executive officers of the Company effective January 30, 1995 and had served as executive officers of Old Times Mirror prior to that time. Mr. Unterman and Ms. Williams were elected executive officers of the Company effective June 3, 1994 and had served as executive officers of Old Times Mirror prior to that time.
(2) Mark H. Willes was elected as President and Chief Executive Officer of the Company effective June 1, 1995 and Chairman of the Board effective January 1, 1996. Prior to joining the Company, Mr. Willes was an executive of General Mills, Inc. from 1980 to 1995, serving as Vice Chairman upon his departure.
(3) Thomas Unterman was elected as an executive officer of Old Times Mirror effective October 1, 1992. Prior thereto, he had been a partner at the law firm of Morrison & Foerster since 1986.
(4) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 3, 1994. Prior thereto, she had been Vice President, Tax of Pacific Enterprises since 1990 and Director of taxes of Pacific Enterprises since 1987.
(5) Michael N. Liebhold was elected as an executive officer of Old Times Mirror effective March 3, 1994. Prior thereto, he was lead research scientist and manager at Apple Computer, Inc. in the area of advanced media systems since 1984, and was senior scientist, Media Architecture Research, Advanced Technology Group at the time of his departure.
(6) Kathleen G. McGuinness was elected as an executive officer of the Company effective November 1, 1995. Prior thereto, she had been a partner at the law firm of O'Melveny & Myers since 1985.

(7) Victor A. Perry III was elected as an executive officer of the Company effective December 11, 1995. Prior thereto, he had been Vice President, New Business Development for the Los Angeles Times from 1992 until rejoining corporate headquarters and had been Vice President of Planning and Development at SCECorp. from 1991 to 1992. Prior to his employment at SCECorp, he served as special assistant to the publisher of the Los Angeles Times and special assistant to the president of the Los Angeles Times from 1990 to 1991 and Director, Corporate Planning of Old Times Mirror from 1988 to 1990.
(8) Steven J. Schoch was elected as an executive officer of the Company effective December 11, 1995. Prior thereto, he had been Vice President, Treasurer at EuroDisney S.C.A. from 1994 to 1995 and Vice President, Assistant Treasurer of The Walt Disney Company from 1992 to 1994. Prior thereto, he was Director of Corporate Finance of The Walt Disney Company from 1991 to 1992, a Vice President at Citibank from 1989 to 1991 and Manager of Finance of The Walt Disney Company from 1987 to 1989.
(9) Efrem Zimbalist III was elected as an executive officer of Old Times Mirror effective March 4, 1993. Mr. Zimbalist was Chairman and Chief Executive Officer of Correia Art Glass, Inc. from 1978 until he joined Old Times Mirror in July 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  Prior to February 1, 1995, Old Times Mirror Series A Common Stock was traded principally on the New York Stock Exchange, Inc. ("NYSE") and was also listed on the Pacific Stock Exchange. The Company's Series A Common Stock is traded principally on the NYSE and is also listed on the Pacific Stock Exchange. Old Times Mirror Series C Common Stock was not traded in an established public trading market but was convertible into old Times Mirror Series A Common Stock. Upon the effectiveness of the Cox Merger on February 1, 1995, each share of Old Times Mirror Series A Common Stock outstanding immediately prior to the Cox Merger and held by non-controlling shareholders of the Company, which excludes all Chandler Trust shareholders, was converted into one share of the Company's Series A Common Stock and a portion of a share of Cox's Class A Common Stock, par value $1.00 per share ("Cox Class A Common Stock"). In addition, each share of Old Times Mirror Series C Common Stock outstanding immediately prior to the Cox Merger and held by non-controlling shareholders of the Company, which excludes all Chandler Trust shareholders, was converted into one share of the Company's Series C Common Stock and a portion of a share of Cox Class A Common Stock. At March 15, 1996, there were approximately 3,668 record holders of the Company's Series A Common Stock and 2,509 record holders of Series C Common Stock. The price ranges for Old Times Mirror Series A Common Stock and the Company's Series A Common Stock and the quarterly cash dividend declared and paid on all Old Times Mirror and Company Common Stock in 1995 and 1994 are listed below.

                                                   STOCK PRICE (1) CASH DIVIDEND
                                                   --------------- -------------
                                                    HIGH     LOW   DECLARED PAID
                                                   ------- ------- -------- ----
      1995
        First Quarter............................. $33 1/2 $17 1/4   $.06   $.27
        Second Quarter............................  24 3/4  17 5/8    .06    .06
        Third Quarter.............................  32 5/8  23 1/4    .06    .06
        Fourth Quarter............................  35 1/4  28        .06    .06
      1994
        First Quarter............................. $37 1/8 $32 5/8   $.27   $.27
        Second Quarter............................  36 1/8  29 1/2    .27    .27
        Third Quarter.............................  33 1/4  28 3/4    .27    .27
        Fourth Quarter............................  33 3/8  29 7/8    .27    .27

- --------
(1) On February 1, 1995, the Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices indicated for 1994 and for the first month of 1995 have not been adjusted to reflect these distributions.

  On October 10, 1994 as part of the settlement of certain shareholders' litigation with respect to the Cox Merger, the Company agreed to pay an annual dividend to Series A and Series C common shareholders of no less than 24 cents per share, beginning in June 1995 and continuing for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors. The Company declared a dividend on the Common Stock of 6 cents per share payable on March 10, 1996 to stockholders of record as of February 23, 1996.

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

          SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

(IN THOUSANDS OF DOLLARS
EXCEPT PER COMMON SHARE,
FINANCIAL RATIOS AND         1995          1994          1993          1992         1991
OTHER)                    -----------  ------------  ------------  ------------  -----------
OPERATING RESULTS
 Revenues...............  $ 3,448,287  $  3,355,761  $  3,243,749  $  3,155,430  $ 3,117,174
 Restructuring,
  impairment and one-
  time charges..........      634,077                      80,164       202,700       42,300
 Operating profit
  (loss)................     (455,379)      302,508       189,042        63,759      208,672
 Net interest expense...        2,230        66,805        81,366        71,481       72,562
 Income (loss) from
  continuing operations
  before income taxes...     (455,013)      257,899       109,785        (7,102)      55,348
 Income (loss) from
  continuing
  operations(1).........     (338,983)      132,223        51,669       (18,369)      14,320
 Net income (loss)(2)...    1,226,751       173,117       317,159       (66,601)      81,954
PER COMMON SHARE
 Income (loss) from
  continuing
  operations(1).........       $(3.74)        $1.03         $ .40         $(.14)        $.11
 Earnings (loss) per
  share.................        10.02          1.35          2.46          (.52)         .64
 Earnings from
  continuing operations
  excluding
  restructuring program
  charges and other
  special items(3)......          .84           .95           .77           .82          .71
 Dividends declared.....          .24          1.08          1.08          1.08         1.08
 Dividends paid.........          .45          1.08          1.08          1.08         1.08
FINANCIAL DATA
 Current assets(4)......  $ 1,248,037  $    851,594  $  1,178,880  $    952,593  $   813,417
 Property, plant and
  equipment--net........    1,174,831     1,311,130     1,308,628     1,345,320    1,332,597
 Total assets...........    3,817,159     4,287,208     4,521,047     4,255,196    4,028,301
 Long-term debt.........      247,934       246,462       795,454     1,114,367      978,351
 Shareholders' equity...    1,806,236     1,957,043     1,899,275     1,700,646    1,884,008
 Additions to property,
  plant and equipment(5)      128,612       128,167       102,093       110,110      140,923
 Operating profit
  margin(6).............          7.8%          9.0%          8.3%          8.4%         8.1%
 Total debt as a % of
  adjusted
  capitalization........         12.1%         31.3%         37.3%         41.7%        36.7%
 Long-term debt as a %
  of shareholders'
  equity................         13.7%         12.6%         41.9%         65.5%        51.9%
 Shareholders' equity
  per common share......       $11.64        $15.06        $14.76        $13.23       $14.66
OTHER
 Adjusted price range of   $35 1/4 to  $26 11/16 to  $24 11/16 to  $27 15/16 to  $22 3/16 to
  common stock(7).......       17 1/4       18 5/16      17 13/16       18 1/16      15 1/16
 Number of employees at
  end of year...........       21,877        26,902        26,936        28,313       27,732
 Weighted average common
  and common equivalent
  shares................  113,797,192   128,807,156   128,740,904   128,818,449  128,626,366

- --------
This summary should be read in conjunction with the consolidated financial statements and notes thereto.

(1) Includes the following after-tax gains (charges) related to continuing operations (in thousands except per share amounts):

                                 1995      1994     1993      1992       1991
                              ----------  ------- --------  ---------  --------
   Restructuring, impairment
    and one-time charges and
    nonrecurring costs......  $ (463,667)         $(47,724) $(123,248) $(25,514)
   Writedowns of assets.....     (40,687)                               (41,235)
   Gains (loss) on sales of
    assets..................      25,821  $10,646                       (11,750)
                              ----------  ------- --------  ---------  --------
                              $ (478,533) $10,646 $(47,724) $(123,248) $(78,499)
                              ==========  ======= ========  =========  ========
   Earnings (loss) per
    share...................  $    (4.20) $   .08 $   (.37) $    (.96) $   (.60)
                              ==========  ======= ========  =========  ========

(2) Includes the following after-tax gains (charges) related to discontinued operations (in thousands):

    Discontinuation costs...  $  (49,627)
    Gain on disposal........   1,634,294          $131,702
                              ----------          --------
                              $1,584,667          $131,702
                              ==========          ========

(3) Excludes the gains (charges) set forth in (1) above as well as, for 1995, the 38 cents per share impact of the cash paid in excess of liquidation value on Series B preferred stock repurchases.

(4) Excludes the net assets of the discontinued cable television operations in 1994.

(5) Excludes capital assets acquired in business combinations accounted for as purchases and capital assets acquired by discontinued operations.

(6) Excludes restructuring program charges as follows (in thousands): 1995-- $724,107; 1993--$80,164; 1992-- $202,700; 1991--$42,300.

(7) On February 1, 1995, Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices prior to February 1, 1995 have been adjusted to reflect these distributions.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

                              1995        1994        1993        1992        1991
(IN THOUSANDS OF DOLLARS)  ----------  ----------  ----------  ----------  ----------
REVENUES
 Newspaper Publishing....  $2,057,596  $2,062,954  $1,980,717  $1,943,229  $1,974,351
 Professional
  Information............   1,091,017   1,005,335     992,220     935,448     851,633
 Consumer Media..........     300,723     288,144     271,176     277,757     292,157
 Corporate and Other.....                                                         391
 Intersegment Revenues...      (1,049)       (672)       (364)     (1,004)     (1,358)
                           ----------  ----------  ----------  ----------  ----------
                           $3,448,287  $3,355,761  $3,243,749  $3,155,430  $3,117,174
                           ==========  ==========  ==========  ==========  ==========
OPERATING PROFIT
 (LOSS)(1)
 Newspaper Publishing....  $ (109,483) $  194,772  $  107,346  $   19,126  $   93,094
 Professional
  Information............    (131,429)    173,951     174,855     114,348     193,161
 Consumer Media..........     (75,887)      3,279      (3,785)     (3,527)     (7,775)
 Corporate and Other.....    (138,580)    (69,494)    (89,374)    (66,188)    (69,808)
                           ----------  ----------  ----------  ----------  ----------
                           $ (455,379) $  302,508  $  189,042  $   63,759  $  208,672
                           ==========  ==========  ==========  ==========  ==========
IDENTIFIABLE ASSETS
 Newspaper Publishing....  $1,840,058  $1,987,752  $2,012,623  $2,036,453  $2,023,275
 Professional
  Information............   1,151,830   1,018,357   1,030,586     971,833     788,260
 Consumer Media..........     308,098     382,768     309,955     360,746     360,208
 Corporate and Other.....     517,173     255,954     563,686     317,423     341,493
 Discontinued Operations
  Cable Television.......                 642,377     606,678     495,036     509,942
  Broadcast Television...                                 285     123,439     120,649
 Eliminations............                              (2,766)    (49,734)   (115,526)
                           ----------  ----------  ----------  ----------  ----------
                           $3,817,159  $4,287,208  $4,521,047  $4,255,196  $4,028,301
                           ==========  ==========  ==========  ==========  ==========
DEPRECIATION AND
 AMORTIZATION
 Newspaper Publishing....  $  110,299  $  114,115  $  113,877  $  105,939  $  110,946
 Professional
  Information............      51,462      42,928      44,490      40,092      41,640
 Consumer Media..........       8,780       8,761      10,816      10,705      14,656
 Corporate and Other.....       2,156       1,684       1,795       1,753       2,664
                           ----------  ----------  ----------  ----------  ----------
                           $  172,697  $  167,488  $  170,978  $  158,489  $  169,906
                           ==========  ==========  ==========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing....  $   63,014  $   79,397  $   66,429  $   88,226  $  119,963
 Professional
  Information............      48,361      43,910      33,006      19,984      19,324
 Consumer Media..........       1,308       1,606       1,718       1,579       1,142
 Corporate and Other.....      15,929       3,254         940         321         494
                           ----------  ----------  ----------  ----------  ----------
                              128,612     128,167     102,093     110,110     140,923
                           ----------  ----------  ----------  ----------  ----------
 Discontinued Operations
  Cable Television.......      11,283     118,948     116,914      82,333      60,426
  Other(2)...............         409         264                   3,464       3,141
                           ----------  ----------  ----------  ----------  ----------
                           $  140,304  $  247,379  $  219,007  $  195,907  $  204,490
                           ==========  ==========  ==========  ==========  ==========
- --------
(1) Includes restructuring-related charges as follows (in thousands):

                              1995                    1993        1992        1991
                           ----------              ----------  ----------  ----------
  Newspaper Publishing...  $  316,216              $   33,080  $  106,700  $   39,690
  Professional
   Information...........     267,413                  25,300      96,000       1,160
  Consumer Media.........      74,875
  Corporate and Other....      65,603                  21,784                   1,450
                           ----------              ----------  ----------  ----------
                           $  724,107              $   80,164  $  202,700  $   42,300
                           ==========              ==========  ==========  ==========

  The pre-tax charges of $724,107 in 1995 are comprised of restructuring, impairment and one-time charges of $634,077 and nonrecurring operating costs of $90,030. In addition, other pre-tax restructuring program charges in 1995 of $69,755 related to discontinued operations and $43,851 related to investment writedowns are described in Notes 3 and 6, respectively, to the financial statements.
(2) Expenditures in 1995 and 1994 are for the discontinued consumer multimedia and cable programming operations. Expenditures in 1992 and 1991 are for the discontinued broadcast television operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SUMMARY OF 1995 RESULTS

  Times Mirror's 1995 net income was $1.23 billion, including an after-tax charge of $554.0 million for its 1995 restructuring program and a $1.63 billion gain on the disposal of its cable television operations, compared to $173.1 million in 1994. The loss from continuing operations in 1995 was $339.0 million compared to income from continuing operations of $132.2 million in 1994. Comparisons with the prior year are complicated by significant events which occurred during 1995, including the reorganization and recapitalization of the Company in connection with the cable television transaction in the first quarter, as well as the Company's restructuring program and stock repurchases in the third and fourth quarters. These actions and other significant changes are discussed in further detail below. The following provides a comparison of income from continuing operations and earnings per share from continuing operations excluding restructuring program charges and other special items in both years (in thousands except per share amounts):

                                               1995                1994
                                        --------------------  ----------------
                                                       PER               PER
                                                     COMMON             COMMON
                                                      SHARE             SHARE
                                                     -------            ------
Net income............................. $ 1,226,751  $ 10.02  $173,117  $1.35
Add (subtract):
Cumulative changes in accounting
 principles and
 extraordinary loss....................      12,724      .11    12,232    .09
Discontinued operations:
 Net (income) loss from operations.....      55,836      .49   (53,126)  (.41)
 Net gain on disposal of cable
  television...........................  (1,634,294)  (14.36)
Restructuring program charges related
 to continuing operations..............     504,354     4.43
Gains on asset sales, net, related to
 continuing operations.................     (25,821)    (.23)  (10,646)  (.08)
                                        -----------  -------  --------  -----
Income from continuing operations
 excluding restructuring program
 charges and other special items....... $   139,550      .46  $121,577    .95
                                        ===========           ========
Earnings per share effect of cash paid
 in excess of liquidation value for
 Series B preferred stock repurchases..                  .38
                                                     -------            -----
Earnings per share from continuing
 operations excluding restructuring
 program charges and other special
 items.................................              $   .84            $ .95
                                                     =======            =====

RESTRUCTURING PROGRAM

  In 1995, Times Mirror completed a comprehensive review of all operations and assets in order to refocus resources on its core businesses of newspaper publishing, professional information and magazine publishing. This review led to a major restructuring program which resulted in the following charges and costs in 1995 (in thousands except per share amounts):

                                                                           PER
                                                                  AFTER-  COMMON
                                                        PRE-TAX    TAX    SHARE
                                                        -------- -------- ------
      All Business Segments............................ $724,107 $463,667 $4.07
      Investments......................................   43,851   40,687   .36
                                                        -------- -------- -----
      Continuing Operations............................  767,958  504,354  4.43
      Discontinued Operations..........................   69,755   49,627   .44
                                                        -------- -------- -----
                                                        $837,713 $553,981 $4.87
                                                        ======== ======== =====

The charges and costs included in each business segment were as follows (in thousands):

                            NEWSPAPER  PROFESSIONAL CONSUMER CORPORATE
                            PUBLISHING INFORMATION   MEDIA   AND OTHER  TOTAL
                            ---------- ------------ -------- --------- --------
Restructuring, impairment
 and one-time charges......  $291,542    $222,794   $70,346   $49,395  $634,077
Nonrecurring costs.........    24,674      44,619     4,529    16,208    90,030
                             --------    --------   -------   -------  --------
                             $316,216    $267,413   $74,875   $65,603  $724,107
                             ========    ========   =======   =======  ========

Nonrecurring costs are costs that do not meet the accounting criteria for inclusion as restructuring charges.

  The major elements of the restructuring program included actions which affected all business segments, specific actions within each business segment, as well as actions which related to other investments and businesses as follows:

All Business Segments:
  . Staff reductions throughout the Company.

  . Consolidation of leased office space, particularly in New York City, where there was a substantial reduction in the cost per square foot and a net reduction of leased office space from approximately 559,000 square feet to approximately 270,000 square feet.

Newspaper Publishing:
  . Closure of New York Newsday, Baltimore's Evening Sun, and certain sections of the Los Angeles Times.

  . Renegotiation of union agreements at Newsday and The Baltimore Sun.

  . Writedowns of goodwill and other assets at The Baltimore Sun resulting from the closure of the Evening Sun.

Professional Information:
  . Writedowns of identifiable intangibles and certain other assets associated primarily with the discontinuation of marginal product lines, channels of distribution and manufacturing facilities.

Consumer Media:
  . Writedowns of goodwill for certain magazines.

  . Abandonment of the sports marketing business.

Corporate:
  . Writedowns of assets and other costs in connection with the discontinuation of the development of a companywide digital network of product, marketing and administrative data bases.

Investments:
  . Writedowns of certain investments in privately-held media companies.

Discontinued Operations:
  . Discontinuation of the Company's consumer multimedia business, cable television programming business and an electronic shopping joint venture.

The restructuring program is expected to improve substantially the financial performance of the Company and to stimulate earnings growth in future years.

  It is anticipated that, following the completion of restructuring actions in 1996, the restructuring program will produce approximately $135 million in annualized operating expense savings. Approximately $20 million of these expense reductions were realized in the 1995-fourth quarter, and approximately $120 million of operating expense savings are expected to be realized in 1996. In addition, businesses and projects projected to lose $50 million in 1996 have been discontinued. Approximately $427 million in cash is expected to be spent for restructuring program actions, of which approximately $169 million was spent in 1995 and approximately $151 million is expected to be spent in 1996. The remaining cash outlays will occur in 1997 and beyond and primarily represent payments on existing leases. As a result of the program-related cost reductions and the elimination of anticipated operating losses from discontinued operations, the Company expects to recover these cash expenditures in less than three years.

STOCK REPURCHASE PROGRAM

  During 1995, the Company repurchased 7.0 million shares of its common stock and 8.8 million shares of Series B preferred stock for an aggregate cost of $446.5 million. The common shares purchased are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In December 1995, the Board of Directors authorized the repurchase of an additional 12 million shares of common stock over the next three years. Repurchases are expected to be made from time-to-time in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company may from time-to-time sell put options on its common stock.

CABLE MERGER AND RELATED TRANSACTIONS

  In the first quarter of 1995, the Company completed the disposal of its cable television operations and also completed related transactions, including the issuance of two new series of preferred stock and the retirement of nearly 75 percent of total debt outstanding at year-end 1994. In connection with this transaction, the Company transferred all of its non-cable operations into a newly formed entity, New TMC, Inc., as part of a tax-free reorganization. New TMC, Inc. was then renamed The Times Mirror Company. Note 2 to the consolidated financial statements provides a discussion of these transactions. Results for 1995 benefited from the $1.63 billion gain on the disposal of the cable television operations as well as from lower interest expense due to debt reduction and higher interest income from the investment of the cash proceeds from the disposal.

PREFERRED STOCK IMPACT ON EARNINGS PER SHARE

  Dividend requirements on the preferred shares issued in connection with the cable transactions reduced earnings applicable to common shareholders by $44.0 million, or 39 cents per share, in 1995. In addition, the cash paid in excess of liquidation value for the repurchases of Series B preferred stock further reduced earnings applicable to common shareholders by $21.8 million, or 20 cents per share, in the fourth quarter and $43.1 million, or 38 cents per share, for the full year. In 1996, preferred stock dividend requirements are expected to total $43.6 million, reflecting the requirements for the full year but for a lower number of Series B preferred shares outstanding. In the first quarter of 1996, preferred dividend requirements are expected to total $10.9 million, compared to $4.7 million in the first quarter of 1995, because the preferred stock did not begin accruing dividends until late in the first quarter of 1995.

CONSOLIDATED RESULTS OF OPERATIONS

  The following table summarizes Times Mirror's financial results (dollars in millions, except per share amounts):

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
   Revenues...................................... $3,448.3  $3,355.8  $3,243.7
   Restructuring, impairment and one-time
    charges......................................    634.1                80.2
   Operating profit (loss).......................   (455.4)    302.5     189.0
   Interest expense..............................    (29.5)    (69.3)    (84.1)
   Interest income...............................     27.2       2.5       2.7
   Income (loss) from continuing operations......   (339.0)    132.2      51.7
   Net income (loss) from discontinued
    operations...................................    (55.8)     53.1     133.8
   Net gain on disposal of discontinued
    operations...................................  1,634.3               131.7
   Extraordinary loss............................              (12.2)
   Cumulative effect of changes in accounting
    principles...................................    (12.7)
   Net income....................................  1,226.8     173.1     317.2
   Preferred dividend requirements...............     44.0
   Cash paid in excess of liquidation value for
    Series B preferred stock repurchases.........     43.1
   Earnings applicable to common shareholders.... $1,139.7  $  173.1  $  317.2
   Earnings (loss) per share from continuing
    operations................................... $  (3.74) $   1.03  $    .40
   Earnings per share............................ $  10.02  $   1.35  $   2.46

1995 COMPARED WITH 1994

  Times Mirror's consolidated revenues rose 2.8 percent in 1995 compared with the prior year, reflecting growth in the Professional Information and Consumer Media segments of the Company's businesses. Growth in health information services, including international sales and consumer medical information, the flight information business and magazine advertising, coupled with additional revenues from acquisitions made early in 1995, contributed to the year's growth. In the Company's largest business segment, Newspaper Publishing, revenues declined slightly, reflecting the closure of certain newspaper editions in connection with the restructuring program.

  Net income of $1.23 billion for 1995 includes the $1.63 billion, or $14.36 per share, gain on the disposition of the Company's discontinued cable television operations, which more than offset the $554.0 million, or $4.87 per share, after-tax charge for the Company's 1995 restructuring program.

  A consolidated operating loss of $455.4 million was reported for the full year 1995 as a result of the Company's restructuring program. Excluding the restructuring program, consolidated operating profit would have been $268.7 million, a decrease of 11.2 percent from $302.5 million in 1994, as gains in Newspaper Publishing profitability were more than offset by declines at both Professional Information and Consumer Media. Excluding restructuring program charges in 1995 and 1993, Newspaper Publishing reported operating margin recovery for the third consecutive year, as extensive cost reduction efforts more than offset the sharp rise in newsprint prices. However, consolidated operating profit, excluding restructuring charges, declined on reduced profits at Matthew Bender as well as in higher education, training and international publishing, reflecting lower revenues at Bender and considerably higher expense levels at higher education and the training companies due to marketing and product improvement efforts. In Consumer Media, the small operating loss for 1995, excluding restructuring charges, was due largely to increased promotional and marketing costs and overall higher paper and postage costs.

  The loss from continuing operations in 1995 included, in addition to restructuring program charges, gains on asset sales of $41.4 million (or 23 cents per share after taxes) and investment-related writedowns and charges of $43.9 million (or 36 cents per share after taxes).

  Earnings applicable to common shareholders were reduced by preferred dividend requirements of $44.0 million (39 cents per share) for two series of preferred stocks. The preferred stocks began accruing dividends on March 1, 1995. The preferred dividend impact on earnings per share was somewhat mitigated because one series of the preferred stock was issued in exchange for common stock, which lowered the weighted average number of shares of common stock outstanding during 1995. In addition, the earnings applicable to common shareholders for 1995 were reduced by $43.1 million (38 cents per share) for the cash paid in excess of liquidation value for Series B preferred stock repurchases. These preferred stock repurchases are further described in Note 13 to the consolidated financial statements. Excluding the impact of restructuring program charges and the cash paid in excess of liquidation value for preferred stock repurchases in 1995, as well as net gains on asset sales in both years, earnings per share from continuing operations was 84 cents per share for the year, compared to 95 cents per share in 1994.

  Net interest expense in 1995 declined to $2.2 million from $66.8 million in 1994. Debt levels were reduced early in the year, using proceeds from the disposition of the Company's cable television operations, and interest income was generated from the investment of the remaining proceeds. These investments have been substantially reduced due to the significant cash requirements of the restructuring program and share repurchases.

FOURTH QUARTER 1995 COMPARED WITH FOURTH QUARTER 1994

  Consolidated revenues of $966.7 million for the fourth quarter of 1995 were essentially level with revenues in the prior-year quarter, as 1995 gains in health science and higher education were offset by declines in Newspaper Publishing due principally to the closure of New York Newsday. In the 1995 quarter, the Company reported a consolidated operating loss of $206.3 million, as a result of the previously discussed restructuring, impairment and one-time charges and nonrecurring costs. Excluding these items, consolidated operating profit for the 1995 fourth quarter of $112.4 million was slightly lower than the prior year's fourth quarter operating profit. The year-over-year decline primarily reflects the continued decline at Matthew Bender as well as lower profits at the training companies and an operating loss at the magazines. These declines were offset, in part, by the operating profit improvement in Newspaper Publishing. The fourth quarter 1995 net loss on continuing operations was $141.6 million, which included $189.8 million in after-tax restructuring program charges. Excluding asset dispositions, restructuring program charges and other special items, net income for the fourth quarter would have been $57.1 million, or 42 cents per share, compared with $51.7 million, or 40 cents per share, in 1994's fourth quarter. This increase was attributable in part to a reduction in net interest expense between years. Earnings applicable to common shareholders in the fourth quarter of 1995 benefited from the lower average number of shares outstanding but were reduced by preferred dividend requirements of $12.1 million, or 11 cents per share, and the cash paid in excess of liquidation value for Series B preferred stock repurchases of $21.8 million, or 20 cents per share.

  For the fourth quarter of 1995, Newspaper Publishing operating profit, excluding restructuring program charges, rose 9.9 percent to $80.0 million, despite a decline in revenues and a significant increase in newsprint prices. Fourth quarter revenues decreased 2.2 percent to $568.5 million, due primarily to the closure of New York Newsday. Circulation revenues for the quarter rose
2.0 percent, reflecting an increase in subscription prices year-over-year at most of the newspapers. Other revenues, which include new media and syndication revenues, declined in the quarter to $14.2 million from $19.5 million in the prior year quarter. For the group, operating profit margins, excluding restructuring program charges, rose to 14.1 percent compared to 12.5 percent in the 1994 fourth quarter. Excluding restructuring program charges and newsprint costs in the fourth quarter of 1995, all other costs for this segment declined about 10 percent from last year's fourth quarter, reflecting benefits from the restructuring program and other cost-saving productivity improvements. These fourth-quarter 1995 cost savings more than offset the 37 percent increase in newsprint costs resulting from the significantly higher newsprint prices.

  Professional Information revenues for the fourth quarter of 1995 rose to $321.3 million, reflecting growth at all businesses within the segment except Matthew Bender. However, the fourth quarter operating profit, excluding restructuring program charges, declined to $56.6 million, compared with $60.2 million in the 1994 fourth quarter. Bender's significant decline in revenues, as well as operating profit margin erosion at most of the other businesses in the segment, contributed to this operating profit decline.

  Consumer Media revenues declined 2.5 percent in the fourth quarter due to declines in magazine advertising and art book sales. An operating loss for the 1995 fourth quarter of $1.0 million, excluding restructuring program charges, resulted primarily from increased marketing and promotion costs and overall higher paper and postage costs.

  The Corporate and Other operating costs in the fourth quarter of 1995, excluding restructuring program charges, increased to $23.2 million from $21.8 million in the 1994 quarter, due to revisions in estimates of liabilities associated with prior dispositions.

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

  The significant improvement in operating profit in 1994 largely reflected the absence of restructuring charges, which totaled $80.2 million in 1993. Excluding the 1993 restructuring charges, operating profit would have improved
12.4 percent over 1993, principally due to gains at each of the Company's newspapers, particularly the Los Angeles Times, Newsday and The Baltimore Sun. With 1994 newsprint expense up only slightly over the prior year, declines in full-time staffing levels and tight control of other costs, Newspaper Publishing reported improved operating margins for the second consecutive year. In the Professional Information segment, improvements at most of the book companies, particularly in higher education and international publishing, were more than offset by declines at Matthew Bender and at the training companies, resulting in a drop in operating profit for the segment. Consumer Media reported operating profit in 1994, compared with an operating loss in 1993, as 1994 benefitted from higher advertising volume as well as the acquisition of TransWorld SNOWboarding and special publications for 1994's World Cup of Soccer.

  Income from continuing operations in 1994 included gains on asset sales of $22.1 million (8 cents per share after taxes), and 1994 net income included an extraordinary loss of $12.2 million net of taxes (9 cents per share) from the early retirement of debt. Also included in net income were the operating results of discontinued operations and, in 1993, an after-tax gain of $131.7 million ($1.02 per share) on the sale of the discontinued broadcast television operations.

  Interest expense in 1994 declined to $69.3 million from $84.1 million in the prior year, as debt levels were reduced early in the year using proceeds received from the sale of the broadcast television operations.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

Newspaper Publishing revenue and operating profit (loss) was as follows (dollars in millions):

                                      1995    CHANGE     1994   CHANGE    1993
                                    --------  ------   -------- ------  --------
Revenues
 Advertising....................... $1,558.2    (.4)%  $1,564.1   5.1 % $1,488.7
 Circulation.......................    454.5     .9       450.3   (.6)     453.0
 Other.............................     44.9   (7.6)       48.6  24.6       39.0
                                    --------           --------         --------
                                    $2,057.6    (.3)%  $2,063.0   4.2 % $1,980.7
                                    ========           ========         ========
Operating Profit (Loss)............ $ (109.5) (100+)%  $  194.8  81.4 % $  107.3
                                    ========           ========         ========
Operating Profit Excluding
 Restructuring Charges............. $  206.7    6.1 %  $  194.8  38.7 % $  140.4
                                    ========           ========         ========

1995 RESULTS

  Newspaper Publishing's revenues in 1995 declined slightly due primarily to the closure of New York Newsday and the sluggish advertising environment in Southern California, which continued to impact the Los Angeles Times. Advertising revenues declined in 1995, as increases at most of the Company's eastern newspapers were more than offset by declines due to the revenues lost as a result of the closure of New York Newsday as well as a drop in retail and national advertising revenues at The Times. Advertising revenues at The Times were $821.8 million in 1995, reflecting rate increases which kept revenues virtually even with 1994, while advertising revenues at the Eastern newspapers declined 1.0 percent to $736.4 million due to the closure of New York Newsday. Excluding Newsday, all other Eastern newspapers reported average advertising revenue growth of more than 4 percent. Circulation revenues rose slightly as higher street and home delivery prices offset a year-over-year decline in total circulation.

  The segment's 1995 operating profit, excluding restructuring charges, rose to the highest level since 1989. Higher operating profit and profit margins were achieved, excluding restructuring charges, despite slightly lower revenues and a sharp increase in newsprint expense of nearly 30 percent, largely through productivity improvements and a reduction in operating costs. Excluding newsprint expense, all other expenses declined about 10 percent in 1995.

1994 RESULTS

  Newspaper Publishing revenues surpassed the $2 billion revenue mark for the first time in four years, as total advertising revenues increased over the prior year. The emerging economic recovery in Southern California helped to stimulate volume expansion in all advertising categories at The Times, which posted a total revenue increase of 4.2 percent in 1994 to over $1 billion, following three consecutive years of declines. Advertising revenues at The Times rose 4.9 percent to $820.3 million, up from $781.7 million in 1993, spurred by double-digit volume gains in classified help-wanted advertising, an important indicator of economic recovery. Each of the Eastern newspapers reported solid revenue gains, with particular strength at The Baltimore Sun and The Hartford Courant. Advertising revenues at the Eastern newspapers rose
5.2 percent to $743.8 million in 1994.

  Circulation revenues for the segment declined slightly in 1994, as daily circulation averages declined at all major newspapers except The Baltimore Sun. Circulation price increases, as well as the planned curtailment of circulation outside primary market areas, contributed to the circulation declines.

  The segment's operating profit for 1994 rose significantly as compared with the prior year, as each of the newspapers reported solid operating profit improvements in 1994. Operating costs rose less than 2.0 percent, as full-time equivalent staff levels declined and newsprint expense remained relatively flat compared to 1993, despite a 1.1 percent increase in newsprint consumption to 644,059 tons. The segment's operating margin improved in 1994, increasing to 9.4 percent compared with 7.1 percent in 1993, excluding the prior-year restructuring charges.

NEWSPAPER PUBLISHING OUTLOOK

  Growth in the regional economies of Southern California and Long Island, New York, has lagged other U.S. regions, depressing retail advertising and consumer spending in these markets. Further consolidations in Southern California retail businesses, notably the department store and grocery chain categories, are scheduled for 1996 and will continue to dampen advertising growth at the Los Angeles Times. Classified advertising at The Times continued to show growth in the fourth quarter of 1995 and early in January 1996, but remains highly sensitive to the local economy, notably the rate of change in unemployment levels, and housing and auto sales. For the Eastern newspapers, the closure of New York Newsday in mid-July 1995 and Baltimore's Evening Sun in mid-September 1995 may reduce both circulation and advertising revenues in these markets in the first three quarters of 1996 when compared to prior year periods.

  While prices appear to be stabilizing in early 1996, the Company's average price per ton for newsprint is expected to increase by 15 to 20 percent during 1996. Consumption levels are expected to decline modestly from the 1995 tonnage of 582,000, due to edition closures which led to an expected decrease in average circulation. Cost savings from the 1995 restructuring program as well as other productivity savings are expected to help offset this expense increase.

PROFESSIONAL INFORMATION

Professional Information revenue and operating profit (loss) was as follows (dollars in millions):

                                        1995    CHANGE     1994   CHANGE    1993
                                      --------  ------   -------- ------   ------
Revenues............................. $1,091.0    8.5 %  $1,005.3   1.3 %  $992.2
                                      ========           ========          ======
Operating Profit (Loss).............. $ (131.4) (100+)%  $  174.0   (.5)%  $174.9
                                      ========           ========          ======
Operating Profit Excluding
 Restructuring Charges............... $  136.0  (21.8)%  $  174.0 (13.1)%  $200.2
                                      ========           ========          ======

1995 RESULTS

  Professional Information revenues in 1995 increased, reflecting double-digit revenue growth in professional and academic health science publishing, consumer health information and flight information, as well as the revenues from several small health science information companies which were acquired early in 1995. Higher education also reported strong revenue growth. These revenue gains were tempered by a revenue decline at Matthew Bender due to ongoing subscriber attrition in print products.

  Operating profit for the segment, excluding restructuring charges, declined from the prior year largely reflecting the lower revenues at Matthew Bender. Higher education publishing and the Company's health science information businesses had lower operating profit, excluding restructuring charges, due to higher expenses in key areas including: increasing international sales and marketing efforts in Southeast Asia, the development of new products and product improvement efforts in health information services, including an online medical service, and the costs associated with expanding product lists in the higher education businesses. These efforts increased costs faster than revenues and reduced profitability for the health science and higher education companies. Times Mirror's training companies reported reduced operating profit in 1995, excluding restructuring charges, due to weaknesses in certain markets, as well as higher marketing, acquisition and other costs. Jeppesen Sanderson, the Company's flight information publisher, reported strong operating profit growth for the 1995 year, further benefiting from favorable foreign currency fluctuations.

1994 RESULTS

  Professional Information revenues rose slightly in 1994, as strong growth in higher education, health information services and international publishing was largely offset by declines at Matthew Bender. Excluding Matthew Bender, where declines in the first half of 1994 significantly depressed its full-year results, revenues for the rest of the segment rose 8.7 percent as compared with 1993. Revenue growth also reflected several small acquisitions in the segment during 1994. In higher education publishing, revenues grew more than 10 percent, considerably ahead of the industry average, due to growth in custom publishing sales and market share gains in some textbook disciplines.

  During 1994, Bender marketed combined practice sets in core areas, instituted service fee annual subscription pricing and held prices in key areas to 1992 levels in order to reduce subscriber attrition rates in key product lines.

  Operating profit for the segment was below the prior year, due primarily to the declines at Matthew Bender. The operating profit margin declined to 17.3 percent in 1994 from 20.2 percent in the prior year.

PROFESSIONAL INFORMATION OUTLOOK

  For 1996, Professional Information is expected to show improvements in operating profitability, based on stabilization in revenues and profitability at Matthew Bender, modest revenue gains at most other businesses within the segment and overall cost reductions due to the 1995 restructuring efforts.

  In early March 1996, the Company announced its plan to explore its strategic alternatives for the higher education publishing businesses and CRC Press, which may include the sale of all or part of these businesses. These businesses accounted for less than 10 percent of the Company's 1995 revenues and total assets.

CONSUMER MEDIA

Consumer Media revenue and operating profit (loss) was as follows (dollars in millions):

                                           1995   CHANGE    1994  CHANGE  1993
                                          ------  ------   ------ ------ ------
Revenues................................. $300.7    4.4 %  $288.1  6.3 % $271.2
                                          ======           ======        ======
Operating Profit (Loss).................. $(75.9) (100+)%  $  3.3  100+% $ (3.8)
                                          ======           ======        ======
Operating Profit (Loss) Excluding
 Restructuring Charges................... $ (1.0) (100+)%  $  3.3  100+% $ (3.8)
                                          ======           ======        ======

1995 RESULTS

  Each of the companies in the Consumer Media segment, comprised of Times Mirror Magazines, Harry N. Abrams and The National Journal, reported higher revenues in 1995, compared with 1994. These revenue gains were generated largely from the successful launch of Snowboard Life magazine, fees related to the licensing of certain magazine titles for use on affinity credit cards to be issued by a bank, the successful Abrams' book, "Hidden Treasures Revealed," on the art of Russia's Hermitage Museum, and 1995 publications related to Ocean Planet, a Smithsonian Institution traveling exhibition. The 1995 increase also included revenues from TransWorld SNOWboarding, which was acquired in August 1994. For the year, the magazines reported a 6.6 percent increase in advertising revenue over 1994, reflecting improved advertising trends industry wide. This increase was mostly offset by lower circulation revenues at some of the magazines. Excluding restructuring program charges, Consumer Media reported an operating loss for the year due to increased year-end promotional and marketing expenses at the magazines and overall higher paper and postage costs.

1994 RESULTS

  Consumer Media revenues and operating profits were up in 1994 due to solid gains at the magazines. The magazines benefited from higher advertising volume, reflecting an industrywide trend in 1994, the acquisition of TransWorld SNOWboarding in August 1994, and special publications related to the 1994 World Cup of Soccer.

  The Company's consumer multimedia and cable television programming businesses, which were previously reported in the Consumer Media segment, have been discontinued. The operating results and other costs and charges related to the discontinuation of these businesses are reported in discontinued operations. Note 3 to the consolidated financial statements contains further information about these discontinued operations.

CONSUMER MEDIA OUTLOOK

  The Consumer Media segment is expected to become profitable in 1996 with modest revenue growth and considerable expense reductions contributing to the turnaround in operating profit. Magazine advertising revenue should increase overall if industry growth trends continue and modest pricing increases are realized.

CORPORATE AND OTHER

Corporate and Other operating costs were as follows (dollars in millions):

                                          1995    CHANGE    1994   CHANGE  1993
                                         -------  ------   ------  ------ ------
Operating Costs........................  $(138.6) (99.4)%  $(69.5)  22.2% $(89.4)
                                         =======           ======         ======
Operating Costs Excluding Restructuring
 Charges...............................  $ (73.0)  (5.0)%  $(69.5)  22.2% $(89.4)
                                         =======           ======         ======

1995 RESULTS

  Operating costs in this segment primarily reflect the ongoing expenses associated with corporate administrative functions, including executive office, legal and treasury operations, among other costs. Excluding restructuring program charges, operating costs for the Corporate and Other segment increased slightly in 1995 due to the development of a companywide digital network of product, marketing and administrative data bases. This project was abandoned in the third quarter of 1995.

1994 RESULTS

  Operating costs in 1994 were significantly lower than the prior year, which included a $21.8 million restructuring charge for the costs associated with the planned re-engineering and consolidation of certain financial processes across all Times Mirror companies.

CORPORATE AND OTHER OUTLOOK

  Due to the Corporate workforce reductions and the consolidation of New York City office space, the operating costs for Corporate administration are expected to decline by more than $20 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Significant sources of cash during 1995 included the $1.225 billion in proceeds from the first quarter disposition of the Company's cable television operations and the $262.8 million generated from continuing operating activities. These funds enabled the Company to pursue three strategic initiatives to change the Company's capital structure and lower its cost base:

  . Retire $588.1 million of short-term debt during the first quarter of 1995.

  . Restructure its businesses in a companywide restructuring program during the last half of 1995.

  . Spend $446.5 million to repurchase shares of its common stock and Series
    B preferred stock.

  These actions are expected to enhance cash flow in future years primarily through reduced interest expense and operating costs as well as lower common and preferred dividend requirements.

  Capital expenditures for continuing operations in 1996 are expected to be $140 million, slightly higher than the 1995 expenditures of $128.6 million, due to capital expenditures anticipated to implement the restructuring program.

  The Company's cash requirements are funded primarily by its operating activities. The Company also obtains external financing through the issuance of fixed rate debt and has unsecured long-term revolving bank lines of credit with commitments totaling $210 million at December 31, 1995. These lines of credit were increased to $400 million on January 10, 1996. In addition to loans, these lines of credit may be used to support a commercial paper program which was established in late December 1995 and under which no issuances of commercial paper have been made. Future commercial paper issuances or other debt drawdowns are expected to be used for short-term cash requirements.

CASH FLOWS

  During 1995, the Company generated $262.8 million in net cash from continuing operations, compared with $321.3 million in 1994. The reduced cash flow in 1995 is largely attributable to cash outlays for restructuring program-related actions and higher levels of more costly newsprint inventory. These items were mostly offset by decreased interest payments in 1995, compared to the prior year, as well as higher interest income from the investment of proceeds from the cable merger.

  Net cash provided by investing activities of continuing operations during 1995 was $918.6 million, compared to $102.8 million in 1994. The 1995 period included proceeds of $1.225 billion from the cable merger and $83.3 million from the sales of assets. Partly offsetting these proceeds were expenditures aggregating $363.4 million related to acquisitions, capitalized product costs, capital expenditures and net investments of marketable securities. The prior year included $340.0 million of proceeds from the sale of assets, primarily the broadcast television operations, which were partly offset by $220.4 million of expenditures for acquisitions, capital assets and capitalized product costs. Spending for capital assets and capitalized product costs in 1995 exceeded the prior-year period by $24.5 million.

  Net cash used in financing activities of $1.036 billion in 1995 was more than double the net cash used in the prior-year period. During the first quarter of 1995 the Company repaid $588.1 million of debt outstanding at the end of 1994 using proceeds from the cable disposition. Dividends to shareholders were $97.0 million and $138.9 million in 1995 and 1994, respectively. Cash spent on common and preferred stock repurchases during 1995 aggregated $355.4 million. An additional $91.2 million was spent on January 6, 1996 to pay for Series B preferred shares repurchased under a tender offer which closed on December 29, 1995.

DIVIDENDS

  Beginning in June 1995, the Company agreed to pay an annual dividend to common shareholders of no less than 24 cents per share for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

  As previously mentioned, Times Mirror issued two new series of preferred stock during the first quarter of 1995. Annual dividends on the Series A preferred stock were $27.5 million in 1995 and will be $32.9 million thereafter. Annual dividends on the Series B preferred stock are paid at the rate of $1.374 per share, and are expected to be $10.7 million in 1996 and 1997 and $2.7 million in 1998. The Series B preferred stock will be converted into Series A common stock on April 1, 1998, unless previously redeemed by the Company.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Annual Report on Form 10-K are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described on page 8 and in
Note 18 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   28
Consolidated Statements of Operations--Years Ended December 31, 1995, 1994
 and 1993.................................................................   29
Consolidated Balance Sheets--December 31, 1995 and December 31, 1994......   30
Consolidated Statements of Shareholders' Equity--Years Ended December 31,
 1995, 1994 and 1993......................................................   31
Consolidated Statements of Cash Flows--Years Ended December 31, 1995, 1994
 and 1993.................................................................   32
Notes to Consolidated Financial Statements................................   33
Financial Statement Schedule:
 Schedule II--Valuation and Qualifying Accounts and Reserves..............   56

  All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

  We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Notes 1 and 4 to the consolidated financial statements, in 1995 the company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 1, 1996

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31
                                              ----------------------------------
(IN THOUSANDS OF DOLLARS                         1995        1994        1993
EXCEPT PER SHARE AMOUNTS)                     ----------  ----------  ----------
REVENUES....................................  $3,448,287  $3,355,761  $3,243,749
                                              ----------  ----------  ----------
COSTS AND EXPENSES
 Cost of sales..............................   1,843,475   1,778,205   1,759,052
 Selling, general and administrative
  expenses..................................   1,426,114   1,275,048   1,215,491
 Restructuring, impairment and one-time
  charges...................................     634,077                  80,164
                                              ----------  ----------  ----------
                                               3,903,666   3,053,253   3,054,707
                                              ----------  ----------  ----------
OPERATING PROFIT (LOSS).....................    (455,379)    302,508     189,042
 Interest expense...........................     (29,467)    (69,322)    (84,054)
 Interest income............................      27,237       2,517       2,688
 Other, net.................................       2,596      22,196       2,109
                                              ----------  ----------  ----------
 Income (loss) from continuing operations
  before income tax provision (benefit).....    (455,013)    257,899     109,785
 Income tax provision (benefit).............    (116,030)    125,676      58,116
                                              ----------  ----------  ----------
 Income (loss) from continuing operations...    (338,983)    132,223      51,669
 Discontinued operations:
  Net income (loss) from operations.........     (55,836)     53,126     133,788
  Net gain on disposal......................   1,634,294                 131,702
 Extraordinary loss on early retirement of
  debt, net of income tax benefit of $8,517.                 (12,232)
 Cumulative effect of changes in accounting
  principles, net of
  income tax benefit of $8,817..............     (12,724)
                                              ----------  ----------  ----------
NET INCOME..................................  $1,226,751  $  173,117  $  317,159
                                              ==========  ==========  ==========
Preferred dividend requirements.............  $   44,003      --          --
                                              ==========  ==========  ==========
Cash paid in excess of liquidation value for
 Series B preferred
 stock repurchases..........................  $   43,085      --          --
                                              ==========  ==========  ==========
Earnings applicable to common shareholders..  $1,139,663  $  173,117  $  317,159
                                              ==========  ==========  ==========
Primary earnings (loss) per share:
 Continuing operations......................  $    (3.74) $     1.03  $      .40
 Discontinued operations:
  Net income (loss) from operations.........        (.49)        .41        1.04
  Net gain on disposal......................       14.36                    1.02
 Extraordinary loss.........................                    (.09)
                                              ----------  ----------  ----------
 Income before cumulative effect of changes
  in accounting principles..................       10.13        1.35        2.46
 Cumulative effect of changes in accounting
  principles................................        (.11)
                                              ----------  ----------  ----------
Primary earnings per share..................  $    10.02  $     1.35  $     2.46
                                              ==========  ==========  ==========
Fully diluted earnings per share:
 Income before cumulative effect of changes
  in accounting principles..................  $     9.50  $     1.35  $     2.46
 Cumulative effect of changes in accounting
  principles................................        (.10)
                                              ----------  ----------  ----------
Fully diluted earnings per share............  $     9.40  $     1.35  $     2.46
                                              ==========  ==========  ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31
(IN THOUSANDS OF DOLLARS)                                  ---------------------
                                                              1995       1994
                                                           ---------- ----------
ASSETS
Current Assets
 Cash and cash equivalents...............................  $  182,901 $   81,944
 Marketable securities...................................      72,806
 Accounts receivable, less allowances for doubtful
  accounts and returns of
  $79,536 and $72,317....................................     561,828    528,562
 Recoverable income taxes................................      56,792      5,406
 Inventories.............................................     173,568    153,017
 Deferred income taxes...................................     134,395
 Net assets of discontinued cable television operations..                642,377
 Prepaid expenses........................................      44,066     75,245
 Other current assets....................................      21,681      7,420
                                                           ---------- ----------
   Total current assets..................................   1,248,037  1,493,971
Net property, plant and equipment........................   1,174,831  1,311,130
Goodwill.................................................     651,745    732,293
Other intangibles........................................      84,186    124,082
Deferred charges.........................................     199,188    216,205
Deferred income taxes....................................       4,007
Other assets.............................................     455,165    409,527
                                                           ---------- ----------
                                                           $3,817,159 $4,287,208
                                                           ========== ==========
LIABILITIES
Current Liabilities
 Accounts payable........................................  $  395,292 $  362,139
 Short-term debt.........................................         253    645,870
 Employees' compensation.................................     118,111    108,673
 Deferred income taxes...................................                 36,681
 Unearned income.........................................     222,893    217,595
 Other current liabilities...............................     298,641    131,832
                                                           ---------- ----------
   Total current liabilities.............................   1,035,190  1,502,790
Long-term debt...........................................     247,934    246,462
Deferred income taxes....................................     140,087    131,163
Postretirement benefits..................................     243,331    249,200
Unearned income..........................................      60,412     52,567
Other liabilities........................................     283,969    147,983
                                                           ---------- ----------
                                                            2,010,923  2,330,165
Commitments and contingencies
SHAREHOLDERS' EQUITY
Series A preferred stock, $1 par value; 900,000 shares
 authorized;
 824,000 shares issued; stated at liquidation value......     411,784
Series B preferred stock, $1 par value; 25,000,000 shares
 authorized;
 7,789,000 shares issued; stated at liquidation value;
 convertible to Series A common stock....................     164,595
Preferred stock, $1 par value; 7,100,000 shares
 authorized; no shares issued
Common stock
 Series A, $1 par value; 500,000,000 shares authorized;
  77,765,000 and 99,024,000 shares issued................      77,765     99,024
 Series B, $1 par value; 100,000,000 shares authorized;
  no shares issued.......................................
 Series C, convertible, $1 par value, 300,000,000 shares
  authorized;
  27,933,000 and 30,939,000 shares issued................      27,933     30,939
Additional paid-in capital...............................     192,266    167,898
Retained earnings........................................     875,981  1,720,725
Net unrealized gain on securities........................      55,912
                                                           ---------- ----------
                                                            1,806,236  2,018,586
Less treasury stock, at cost; 1,345,000 Series A common
 shares..................................................                 61,543
                                                           ---------- ----------
                                                            1,806,236  1,957,043
                                                           ---------- ----------
                                                           $3,817,159 $4,287,208
                                                           ========== ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 THREE YEARS ENDED DECEMBER 31, 1995
                  ------------------------------------------------------------------------------------------------------
                   PREFERRED STOCK    COMMON STOCK                               NET
                  -----------------  ----------------  ADDITIONAL             UNREALIZED
                                     SERIES   SERIES    PAID-IN    RETAINED    GAIN ON   TREASURY  GUARANTEED
(IN THOUSANDS OF  SERIES A SERIES B     A        C      CAPITAL    EARNINGS   SECURITIES  STOCK    ESOP DEBT    TOTAL
DOLLARS)          -------- --------  -------  -------  ---------- ----------  ---------- --------  ---------- ----------
BALANCE AT
 DECEMBER 31,
 1992............                    $96,534  $33,382   $163,896  $1,513,977             $(61,543)  $(45,600) $1,700,646
 Conversion of
  Series C shares
  to Series A
  shares.........                      1,034   (1,034)
 Transactions
  related to
  stock option
  and restricted
  stock plans....                         20       18      3,594                                                   3,632
 Dividends on
  common stock;
  $1.08 per
  share..........                                                   (138,887)                                   (138,887)
 Net income......                                                    317,159                                     317,159
 Reduction of
  guaranteed ESOP
  debt...........                                                                                     21,400      21,400
 Translation
  losses.........                                                     (4,675)                                     (4,675)
                  -------- --------  -------  -------   --------  ----------   -------   --------   --------  ----------
BALANCE AT
 DECEMBER 31,
 1993............                     97,588   32,366    167,490   1,687,574              (61,543)   (24,200)  1,899,275
 Conversion of
  Series C shares
  to Series A
  shares.........                      1,442   (1,442)
 Transactions
  related to
  stock option
  and restricted
  stock plans....                         (6)      15        408                                                     417
 Dividends on
  common stock;
  $1.08 per
  share..........                                                   (138,904)                                   (138,904)
 Net income......                                                    173,117                                     173,117
 Reduction of
  guaranteed ESOP
  debt...........                                                                                     24,200      24,200
 Translation
  gains and
  other..........                                                     (1,062)                                     (1,062)
                  -------- --------  -------  -------   --------  ----------   -------   --------   --------  ----------
BALANCE AT
 DECEMBER 31,
 1994............                     99,024   30,939    167,898   1,720,725              (61,543)             1,957,043
 Conversion of
  Series C shares
  to Series A
  shares.........                      1,462   (1,462)
 Exchange of
  common stock
  for Series B
  preferred
  stock..........          $349,954  (14,965)  (1,596)              (333,393)
 Retirement of
  treasury stock.                     (1,345)                        (60,198)              61,543
 Issuance of
  Series A
  preferred
  stock.......... $411,784                                          (411,784)
 Repurchases of
  stock..........          (185,359)  (7,023)     (19)              (254,135)                                   (446,536)
 Partial
  redemption of
  certain
  shareholder
  interests......                                                   (932,000)                                   (932,000)
 Transactions
  related to
  stock option
  and restricted
  stock plans....                        612       71     24,368                                                  25,051
 Dividends on
  common stock;
  24 cents per
  share..........                                                    (26,524)                                    (26,524)
 Dividends on
  preferred
  stock..........                                                    (52,921)                                    (52,921)
 Net income......                                                  1,226,751                                   1,226,751
 Net unrealized
  gain on
  securities.....                                                              $55,912                            55,912
 Translation
  losses and
  other..........                                                       (540)                                       (540)
                  -------- --------  -------  -------   --------  ----------   -------   --------   --------  ----------
BALANCE AT
 DECEMBER 31,
 1995............ $411,784 $164,595  $77,765  $27,933   $192,266  $  875,981   $55,912                        $1,806,236
                  ======== ========  =======  =======   ========  ==========   =======   ========   ========  ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                 1995        1994       1993
(IN THOUSANDS OF DOLLARS)                     -----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Income (loss) from continuing operations.... $  (338,983) $ 132,223  $  51,669
 Adjustments to derive cash flows from con-
  tinuing operating activities:
  Depreciation and amortization..............     172,697    167,488    170,978
  Restructuring program:
   Impairments and other non-cash charges....     386,447
   Net change in restructuring liability.....     188,175    (64,492)   (35,523)
  Amortization of product costs..............      61,526     59,574     55,876
  Gains on asset sales, net..................     (41,435)   (22,099)
  Provision for doubtful accounts............      25,184     20,554     23,105
  Provision (benefit) for deferred income
   taxes.....................................    (144,740)    14,978     (1,851)
  Changes in assets and liabilities:
   Trade accounts receivable.................     (50,688)   (43,648)   (34,771)
   Inventories...............................     (23,401)     6,039      5,618
   Accounts payable..........................      28,284     11,812     15,184
   Income taxes..............................     (21,553)     3,790     75,761
  Other, net.................................      21,299     35,072    (23,587)
                                              -----------  ---------  ---------
  Net cash provided by continuing operating
   activities................................     262,812    321,291    302,459
  Income (loss) from discontinued operations.     (55,836)    53,126    133,788
  Adjustment to derive cash flows from dis-
   continued operating activities:
   Change in net operating assets............      42,770    111,599     (1,454)
                                              -----------  ---------  ---------
  Net cash provided by (used in) discontinued
   operating activities......................     (13,066)   164,725    132,334
                                              -----------  ---------  ---------
   Net cash provided by operating activities.     249,746    486,016    434,793
                                              -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposal of cable television
  operations.................................   1,225,013
 Capital expenditures........................    (128,612)  (128,167)  (111,703)
 Capitalization of product costs.............     (90,903)   (66,817)   (61,722)
 Proceeds from sales of assets...............      83,345    340,035     33,546
 Investment in marketable and long-term secu-
  rities, net................................     (79,845)
 Acquisitions, net of cash acquired..........     (64,070)   (25,368)   (54,318)
 Other, net..................................     (26,295)   (16,851)    (1,091)
                                              -----------  ---------  ---------
  Net cash provided by (used in) investing
   activities of continuing operations.......     918,633    102,832   (195,288)
  Net cash used in investing activities of
   discontinued operations...................     (31,497)  (155,649)   (32,033)
                                              -----------  ---------  ---------
   Net cash provided by (used in) investing
    activities...............................     887,136    (52,817)  (227,321)
                                              -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of commercial paper and short-term
  borrowings, net............................    (488,010)  (233,901)   (10,120)
 Principal repayments of other debt..........    (100,792)  (344,357)  (301,228)
 Proceeds from issuance of debt..............                363,680    249,397
 Dividends paid..............................     (96,972)  (138,901)  (138,878)
 Repayment of guaranteed ESOP debt...........                (24,200)   (21,400)
 Repurchases of common and preferred stocks..    (355,354)
 Other, net..................................       5,203    (20,332)     3,632
                                              -----------  ---------  ---------
  Net cash used in financing activities......  (1,035,925)  (398,011)  (218,597)
                                              -----------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents.................................     100,957     35,188    (11,125)
Cash and cash equivalents at beginning of
 year........................................      81,944     46,756     57,881
                                              -----------  ---------  ---------
Cash and cash equivalents at end of year..... $   182,901  $  81,944  $  46,756
                                              ===========  =========  =========

See notes to consolidated financial statements

                           THE TIMES MIRROR COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances. Affiliated companies in which the Company owns a 20 percent to 50 percent interest are accounted for by the equity method.

  Reclassifications and Restatements. Certain amounts in previously issued financial statements have been reclassified or restated to conform to the 1995 presentation. Financial information in the Notes to Consolidated Financial Statements excludes discontinued operations, except where noted.

  Changes in Accounting Principles. Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. Prior to 1995, revenues were recognized for licensing fees, as well as the sale of training products and seminars. However, the majority of these contract-related revenues were recognized as licensing fees on the date a non-cancelable agreement was signed and a master copy of the training materials was delivered to the customer. As of January 1, 1995, revenues are recognized either when the training products are delivered or the seminars presented, with no revenues recognized for licensing fees. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or 4 cents per share) as of January 1, 1995. The effect of this change on 1995 net income before cumulative effect of changes in accounting principles was not significant.

  Effective January 1, 1995, the Company adopted the Financial Accounting Standards Board's Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits," which clarified the accounting for direct-response advertising costs. The Company's accounting practice prior to 1995 was to capitalize magazine subscription-related direct response advertising costs to the extent that such costs did not exceed estimated future revenues from magazine subscriptions and advertising for the specific direct response efforts. Under the Practice Bulletin 13 interpretation, future estimated advertising revenues may not be included in estimating probable future revenues for purposes of determining whether direct response advertising costs should be capitalized or expensed. The Company recorded a cumulative charge of $14,169,000 ($8,213,000 net of taxes, or 7 cents per share) as of January 1, 1995. The effect of this change on 1995 net income before cumulative effect of changes in accounting principles was not significant.

  Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Long-lived assets, such as plant and equipment, identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. As a result of the adoption of SFAS 121, the Company has changed its methodology for assessing the recoverability of long-lived assets, including goodwill. Prior to SFAS 121, the Company recognized the difference between future undiscounted cash flows and net book value as an impairment loss. Impairment losses under SFAS 121 are determined based on the difference between fair value, which would generally approximate estimated future cash flows discounted at the Company's cost of capital, and net book value. An impairment loss on certain assets, as described in Note 4, was recorded in 1995. Prior period financial statements have not been affected by the adoption of SFAS 121.

  Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and generally have original maturities of three months or less. Cash equivalents of $129,471,000 and $39,813,000 at December 31, 1995 and 1994, respectively, were primarily commercial paper and repurchase agreements.

  Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources such as

                           THE TIMES MIRROR COMPANY
short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $33,009,000 and $54,263,000 at December 31, 1995 and 1994, respectively.

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

  Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

        Buildings........................... 15-45 years
        Machinery and equipment............. 3-20 years
        Leasehold improvements.............. Lesser of useful life or lease term

  Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases subsequent to October 31, 1970 ($638,292,000 at December 31, 1995 and $718,840,000 at December 31, 1994 net of accumulated amortization of $167,399,000 and $168,904,000, respectively) is being amortized primarily over a period of 40 years. Goodwill arising from business combinations consummated prior to November 1, 1970 is not being amortized because, in the opinion of management, it has not diminished in value. Goodwill amortization expense amounted to $25,219,000 for 1995, $22,330,000 for 1994, and $20,327,000 for 1993.

  Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging from 3 to 21 years. Amortization expense amounted to $20,753,000 for 1995, $22,387,000 for 1994 and $32,960,000 for 1993. Accumulated amortization was $95,105,000 and $100,747,000 at December 31, 1995 and 1994, respectively.

  The Company assesses on an ongoing basis the recoverability of goodwill, based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flow. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

  Deferred Charges. Certain expenses for books and training materials are capitalized and charged to expense over the estimated product life as the products are sold. Magazine subscription procurement costs are charged to expense over the same period as the related revenue is earned.

  Derivative Financial Instruments. Interest rate swaps and forward swaps are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense related to the debt. Amounts received in connection with forward swaps are included in "Other liabilities" and are amortized on a straight-line basis as a reduction in interest expense over the term of the swaps.

  Exposures associated with foreign currency fluctuations are generally managed with foreign currency forward contracts. The contracts are entered into at the beginning of each year and mature at various times during the year. The gains and losses on the forward contracts, which do not qualify as accounting hedges, are recognized currently in earnings.

                           THE TIMES MIRROR COMPANY

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

  Earnings Per Share. Primary earnings per share is computed by dividing net income, less preferred dividend requirements and cash paid in excess of liquidation value on Series B preferred stock repurchases, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when the common stock equivalents are antidilutive or result in less than 3% dilution. The weighted average number of shares used for primary earnings per share totaled 113,797,000 and 128,807,000 for the year ended December 31, 1995 and 1994, respectively.

  Fully diluted earnings per share for the year ended December 31, 1995 is computed by dividing net income, less preferred dividend requirements for Series A preferred stock and cash paid in excess of liquidation value for Series B preferred stock repurchases, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, assuming that the Series B preferred stock outstanding at December 31, 1995 was converted to common stock on a one-for-one basis on March 1, 1995. The weighted average number of shares for fully diluted earnings per share is 123,001,000 and 128,807,000 for the years ended December 31, 1995 and 1994, respectively.

  Stock-Based Benefits. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), must be adopted no later than January 1, 1996. SFAS 123 requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation cost based on their estimated fair value at the date of grant. Alternatively, a company may use APB 25, "Accounting for Stock Issued to Employees," and disclose the pro forma income amount which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25. The required pro forma disclosures for the SFAS 123 fair value compensation will be made in the 1996 year-end financial statements.

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

                           THE TIMES MIRROR COMPANY

NOTE 2--REORGANIZATION

  On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and completed the transfer of all its non-cable operations into a newly formed entity, New TMC, Inc., as part of a tax-free reorganization. New TMC, Inc. was then renamed The Times Mirror Company. The Company borrowed $1.306 billion shortly before the merger. The $1.306 billion of debt, as well as $57.3 million of the Company's publicly held notes which were not repurchased or exchanged prior to the merger, was assumed by Cox on February 1, 1995. The Company received cash proceeds of $1.225 billion, primarily the cash proceeds from the debt issuance, and recognized a gain of $1.634 billion. About 48% of the proceeds were used to retire commercial paper, the short-term borrowings issued to finance the debt tender offer, and to redeem the Company's $100 million 8 7/8% Notes which were called on February 1, 1995.

  In addition to assuming debt and accrued interest of approximately $1.364 billion, Cox issued 54,904,000 shares of their Class A common stock to the non-controlling shareholders of the Company, which excludes all Chandler Trust shareholders. This stock had a fair value of $932,000,000. Due to certain constraints imposed by the terms of the Chandler Trusts, in lieu of common stock of Cox, the Chandler Trusts received Series A preferred stock. In connection with the settlement of reorganization-related litigation, all non-controlling shareholders were offered the opportunity to exchange shares of Series A or Series C common stock for shares of Series B preferred stock. Accordingly, 16,561,178 shares of Series B preferred stock were issued pursuant to this settlement offer.

  The following shows pro forma income statement data for the years ended December 31, 1995 and 1994 assuming that the transactions had occurred on January 1, 1994, that all commercial paper and $500 million of debt was retired on January 1, 1994 and that preferred dividends aggregated $47.8 million and $55.7 million in 1995 and 1994, respectively (in thousands, except per share amount):

                                                               (UNAUDITED)
                                                            -------------------
                                                              1995       1994
                                                            ---------  --------
      Income (loss) from continuing operations............. $(335,711) $159,469
                                                            =========  ========
      Earnings (loss) per common share from continuing op-
       erations............................................ $   (3.84) $    .92
                                                            =========  ========

NOTE 3--DISCONTINUED OPERATIONS

  Discontinued operations include cable programming, consumer multimedia, an electronic shopping joint venture, cable television and broadcast television. The cable programming business, consumer multimedia business and the joint venture were discontinued during the third quarter of 1995. The cable television operations were disposed of on February 1, 1995 in connection with the reorganization described in Note 2, for a nontaxable gain of $1.634 billion, or $14.36 per share. The broadcast television operations were sold in 1993 for an after-tax gain of $131,702,000, net of income tax expense of $76,928,000, or $1.02 per share.

                           THE TIMES MIRROR COMPANY

  The combined results of operations of these businesses have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations is as follows (in thousands):

                                                     1995       1994     1993
                                                  ----------  -------- --------
   Revenues...................................... $   42,673  $499,775 $565,242
                                                  ----------  -------- --------
   Income (loss) before income tax provision
    (benefit)(1).................................    (77,507)   96,592  227,267
   Income tax provision (benefit)................    (21,671)   43,466   93,479
                                                  ----------  -------- --------
   Income (loss) after taxes(1)..................    (55,836)   53,126  133,788
   Net gain on disposal..........................  1,634,294            131,702
                                                  ----------  -------- --------
   Total discontinued operations................. $1,578,458  $ 53,126 $265,490
                                                  ==========  ======== ========

- --------
(1) Included in the loss before income taxes and loss after taxes for 1995 were estimated operating costs during the exit period, writedowns of assets to net realizable value, and severance and other closure costs aggregating $69,755,000 ($49,627,000 after income tax benefits of $20,128,000, or 44 cents per share) related to the discontinuance of cable programming, consumer multimedia and a joint venture.

   Included in income before income taxes and income after taxes for 1993 were gains on asset sales at cable television totaling $86,799,000 ($50,364,000 after taxes, or 39 cents per share) on the sale of QVC Network, Inc. common stock and on the sale of a small cable system.

  Summarized balance sheet data for the discontinued cable television operations were classified as net assets of discontinued cable television operations at December 31, 1994. These net assets consist of the following (in thousands):

      Property, plant and equipment, net.............................. $485,384
      Intangible assets, net..........................................  229,477
      Other assets....................................................   91,292
      Amount due from the parent......................................   43,968
      Deferred income tax liabilities.................................   96,776
      Other liabilities...............................................  110,968
      Shareholder's equity............................................  642,377

The balance sheet amounts for all other discontinued operations were not significant and are not segregated in the consolidated balance sheets.

  The major components of cash flow for discontinued operations are as follows (in thousands):

                                                   1995      1994       1993
                                                 --------  ---------  ---------
Income (loss) from discontinued operations.....  $(55,836) $  53,126  $ 133,788
Depreciation and amortization..................     8,459     99,714    100,013
Gains on asset sales...........................                         (86,799)
Other, net.....................................    34,311     11,885    (14,668)
                                                 --------  ---------  ---------
Net cash provided by (used in) discontinued op-
 erating activities............................  $(13,066) $ 164,725  $ 132,334
                                                 ========  =========  =========
Capital expenditures...........................  $(11,692) $(119,212) $(116,914)
Proceeds from disposal of assets...............                          91,665
Acquisitions, net of cash acquired.............   (10,442)   (22,308)    (1,413)
Other, net.....................................    (9,363)   (14,129)    (5,371)
                                                 --------  ---------  ---------
Net cash used in investing activities of dis-
 continued operations..........................  $(31,497) $(155,649) $ (32,033)
                                                 ========  =========  =========

                           THE TIMES MIRROR COMPANY

NOTE 4--RESTRUCTURING PROGRAMS

  During 1995, the Company recorded restructuring, impairment and one-time charges of $634,077,000 ($410,623,000 after taxes) in connection with a comprehensive and systematic review of its operations, cost structures, and balance sheets. Additional charges of $90,030,000 were also included in 1995 results. These charges do not meet the accounting criteria for inclusion in restructuring charges, but were part of the Company's restructuring program, along with additional pre-tax charges of $69,755,000 related to discontinued operations (see Note 3) and $43,851,000 related to investment writedowns (see
Note 6). These actions are designed to lower the cost base and free up the resources necessary to finance new growth initiatives in the Company's newspaper, professional information and magazine businesses. The 1995 charges were comprised of the following:

  Restructuring: Restructuring costs aggregating $409,238,000 consisted of $153,764,000 for termination benefit costs, $126,412,000 for estimated sublease and lease abandonment losses, $117,152,000 for asset write-offs and $11,910,000 for other costs. The termination benefits are largely severance costs that cover approximately 2,700 full-time equivalent employees company-wide, of which 1,900 were in the Newspaper Publishing segment. Severance payments were $92,755,000 during 1995 and approximately 2,000 full-time equivalent employees had terminated employment as of December 31, 1995. Some terminated employees are receiving severance payments over time. The remaining liability for severance costs at December 31, 1995 aggregated $64,076,000. The sublease and lease abandonment losses primarily cover office space in New York City, largely related to the closure of New York Newsday on July 17, 1995 and the consolidation of office space. Approximately 268,000 square feet will be abandoned and 21,000 square feet has been subleased. The asset write-offs were primarily goodwill and other intangibles related to the closure of Baltimore's Evening Sun on September 15, 1995, the abandonment of the magazines' sports marketing business and the abandonment of other products or product lines, primarily in the health sciences and college textbook publishing businesses.

  Impairment: In connection with the restructuring of operations at Times Mirror Magazines, magazine titles that historically had operating losses, and that did not have the estimated future earnings necessary to recover asset values, were reviewed for impairment in accordance with SFAS 121 (see Note 1). The net book value of the primary long-lived asset, goodwill, exceeded the undiscounted estimated future cash flows for certain magazine titles. The $36,096,000 difference between the net book value and the fair value was recorded as an impairment loss in 1995. The fair value was based on estimated future cash flows discounted at the Company's cost of capital. In connection with the restructuring of its college publishing business, the Company decided to sell its printing, fulfillment and distribution facilities in order to reduce costs. An impairment loss on the remaining printing, fulfillment and distribution facilities of $24,797,000 was recorded in 1995. The December 31, 1995 carrying value of $8,250,000 is expected to equal the fair value of these assets, less the cost to sell. The Company is currently negotiating the sale and expects the transaction to be completed in the first quarter of 1996.

  One-Time Charges: One-time charges aggregating $163,946,000 were primarily related to employee benefits costs incurred in the renegotiation of union agreements at Newsday and the write-down of certain idle facilities and equipment.

  At December 31, 1995, the Company had restructuring liabilities of $257,749,000 of which $151,165,000 is included in "Other current liabilities" and $106,584,000 is included in "Other liabilities" in the consolidated balance sheets. The current portion of the restructuring liability relates primarily to severance and other employee benefit-related costs while the noncurrent portion principally relates to lease payments which will be paid over lease periods extending to 2004.

  During 1993, the Company recorded restructuring charges of $80,164,000 ($47,724,000 after taxes, or 37 cents per share). More than half of this amount was for severance or pay-related actions and approximately

                           THE TIMES MIRROR COMPANY

40 percent related to leased facilities, product line changes and other costs necessary to implement the Company's plans. The remainder included various asset write-offs. The liabilities related to the 1993 restructuring charges were not significant at December 31, 1995.

NOTE 5--SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

  Cash payments during the years ended December 31, 1995, 1994 and 1993 included interest, net of amounts capitalized, of $29,218,000, $71,654,000 and $87,951,000, respectively, and income taxes of $84,968,000, $107,865,000 and
$6,593,000, respectively.

  The reorganization described in Note 2 resulted in the following non-cash transactions during the year ended December 31, 1995 (in thousands):

   Fair value of Cox Class A common stock issued to noncontrolling shareholders and accounted for as a partial redemption of certain shareholder interests............................................. $932,000
   Transfer of debt, related interest and other liabilities to Cox....  133,257
   Exchange of debentures.............................................  246,965
   Issuance of Series A preferred stock...............................  411,784
   Exchange of common stock for Series B preferred stock..............  349,954
   Retirement of treasury stock.......................................   61,543

  In June 1995, the Company implemented a broad-based company-owned life insurance program which will be used to fund various employee benefits. The cash surrender value of approximately $112,166,000 is reported in the consolidated balance sheet net of the $106,700,000 in borrowings against these policies. Interest on the borrowings is recorded as interest expense while increases in the cash surrender value are recognized as tax free income.

  Advertising and promotion costs amounted to $106,420,000 for 1995, $98,557,000 for 1994 and $94,699,000 for 1993.

NOTE 6--OTHER, NET

  Other, Net consists primarily of gains and losses on asset sales and, in 1995, restructuring-related write-downs of certain investments.

  During 1995, asset sales resulted in a gain of $41,435,000, or $25,821,000 (23 cents per share) after applicable income taxes. Gains on the sale of securities, including equity securities in Graphic Holdings, Inc. and a newsprint manufacturer, were partially offset by losses on the disposal of newspaper-related equipment, the sale of The Sporting Goods Dealer and the sale of a small book printing business. Restructuring-related write-downs and charges of $43,851,000, or $40,687,000 (36 cents per share) after applicable income taxes, were recorded in 1995 to state certain investments at their net realizable value and record certain investment-related commitments.

  During 1994, the Company recognized a gain of $22,099,000, or $10,646,000 (8 cents per share) after applicable income taxes, on the divestiture of a small elementary-high school book publishing operation and the sale of preferred stock and common stock warrants, obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the Denver Post.

NOTE 7--INTEREST

  For the years ended December 31, 1995, 1994 and 1993, interest expense of $29,952,000, $70,464,000 and $84,445,000, respectively, was incurred;
$485,000, $1,142,000 and $391,000, respectively, of which was capitalized.

                           THE TIMES MIRROR COMPANY

NOTE 8--FINANCIAL INSTRUMENTS

  Financial instruments consist of the following (in thousands):

                                                     DECEMBER 31
                                       ---------------------------------------
                                             1995                1994
                                       ----------------- ---------------------
                                                  FAIR
                                         COST    VALUE      COST    FAIR VALUE
                                       -------- -------- ---------- ----------
   Assets:
    Short-term assets................. $817,535 $817,535 $  610,506 $  610,506
    Investments.......................    7,937  102,663     10,351     12,054
   Liabilities:
    Short-term liabilities............  395,545  395,545  1,008,009  1,008,009
    Long-term debt....................  247,934  273,582    246,462    214,774
   Off Balance Sheet:
    Unrealized net gain (loss) on
     interest rate swaps..............      --    19,478        --     (13,000)


  Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term debt approximates their carrying value due to the short-term nature of these financial instruments.

  Investments: Investments in equity securities which are classified as available-for-sale are stated at fair value based on estimated or quoted market prices and are included in "Other assets" in the consolidated balance sheets. The unrealized gain is reported as a separate component of shareholders' equity, net of applicable income taxes.

  Long-Term Debt: The fair value of long-term debt is based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities.

  Interest Rate Swaps: Interest rate swap agreements for notional amounts of $150,000,000, expiring in 2010, and $100,000,000, expiring in 2023, exchange payments to the Company at fixed rates of 7 1/8% and 7 3/8%, respectively, for payments by the Company at a variable rate based generally on LIBOR. Forward swap agreements beginning in 1997 and expiring in 2007 exchange payments to the Company at a variable rate, based generally on LIBOR, for payments by the Company at fixed rates. The fixed rates are 7 1/4% and 7 1/2% on notional amounts of $148,215,000 and $98,750,000, respectively. The fair value of all swaps is the amount at which they could be settled based on estimates of market rates. The Company received $12,275,000 in connection with forward interest rate swaps which will be recognized on a straight-line basis as a reduction in interest expense, beginning in 1997, over the 10-year term of the swaps.

NOTE 9--INVENTORIES

  Inventories consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
   Newsprint, paper and other raw materials.................. $ 53,051 $ 33,789
   Books and other finished products.........................   91,206   94,290
   Work-in-progress..........................................   29,311   24,938
                                                              -------- --------
                                                              $173,568 $153,017
                                                              ======== ========

                           THE TIMES MIRROR COMPANY

  Inventories determined on the last-in, first-out method were $31,137,000 and $21,946,000 at December 31, 1995 and 1994, respectively, and would have been higher by $27,647,000 in 1995 and $9,825,000 in 1994 had the first-in, first-out method (which approximates current cost) been used exclusively.

NOTE 10--NET PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following (in thousands):

                                                               DECEMBER 31
                                                          ---------------------
                                                             1995       1994
                                                          ---------- ----------
   Land.................................................. $   91,118 $   95,483
   Buildings.............................................    550,057    599,611
   Machinery and equipment...............................  1,334,916  1,355,211
   Leasehold improvements................................     36,006     34,597
   Construction-in-progress..............................     66,342     54,939
                                                          ---------- ----------
                                                           2,078,439  2,139,841
   Less accumulated depreciation and amortization........    903,608    828,711
                                                          ---------- ----------
                                                          $1,174,831 $1,311,130
                                                          ========== ==========

NOTE 11--INCOME TAXES

  Income tax expense (benefit) from continuing operations consists of the following (in thousands):

                                                      1995       1994    1993
                                                    ---------  -------- -------
   Current
    Federal........................................ $  12,617  $ 74,675 $34,561
    State..........................................     1,048    23,762  14,715
    Foreign........................................    15,045    12,261  10,691
   Deferred
    Federal........................................  (106,660)    6,375  (4,062)
    State..........................................   (37,171)    8,579   2,482
    Foreign........................................      (909)       24    (271)
                                                    ---------  -------- -------
                                                    $(116,030) $125,676 $58,116
                                                    =========  ======== =======

                           THE TIMES MIRROR COMPANY

  The difference between actual income tax expense and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                    1995       1994      1993
                                                  ---------  --------  --------
   Income (loss) from continuing operations
    before income taxes:
     United States..............................  $(469,310) $231,684  $ 88,803
     Foreign....................................     14,297    26,215    20,982
                                                  ---------  --------  --------
                                                  $(455,013) $257,899  $109,785
                                                  =========  ========  ========
   Federal statutory income tax rate............         35%       35%       35%
   Federal statutory income tax expense (bene-
    fit)........................................  $(159,255) $ 90,265  $ 38,425
   Increase (decrease) in income taxes resulting
    from:
     State and local income tax expense
      (benefit), net of Federal effect..........    (23,421)   21,021    11,179
     Goodwill amortization not deductible for
      tax purposes..............................      7,947     7,569     7,120
     Writedown of assets........................     44,291
     Foreign tax differentials..................      7,147       416     1,154
     Book donations value in excess of cost.....               (1,618)   (2,194)
     Other......................................      7,261     8,023     2,432
                                                  ---------  --------  --------
                                                  $(116,030) $125,676  $ 58,116
                                                  =========  ========  ========

  The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                             DECEMBER 31
                                                         --------------------
                   TEMPORARY DIFFERENCES                   1995       1994
                   ---------------------                 ---------  ---------
   Depreciation and other property, plant and equipment
    differences......................................... $(172,308) $(199,727)
   Retirement and health benefits.......................  (132,226)  (118,746)
   Postretirement benefits..............................   111,954    112,028
   Valuation and other reserves.........................    61,717     81,751
   Deferred gain on sale of assets......................              (84,901)
   Other employee benefits..............................    62,918     43,473
   Unrealized investment gains..........................   (38,805)
   State and local income taxes.........................    29,798     19,444
   Restructuring charges................................    83,645     15,424
   Intangible asset differences.........................    12,615    (36,711)
   Other deferred tax assets............................    19,045     32,991
   Other deferred tax liabilities.......................   (40,038)   (32,870)
                                                         ---------  ---------
                                                         $  (1,685) $(167,844)
                                                         =========  =========

                                                              DECEMBER 31
                                                          --------------------
               BALANCE SHEET CLASSIFICATIONS                1995       1994
               -----------------------------              ---------  ---------
   Current deferred tax assets........................... $ 134,395
   Current deferred tax liabilities......................            $ (36,681)
   Noncurrent deferred tax assets........................     4,007
   Noncurrent deferred tax liabilities...................  (140,087)  (131,163)
                                                          ---------  ---------
                                                          $  (1,685) $(167,844)
                                                          =========  =========

                            THE TIMES MIRROR COMPANY

NOTE 12--DEBT

  Short-term debt consists of the following (in thousands):

                                                                    DECEMBER 31
                                                                   -------------
                                                                   1995   1994
                                                                   ---- --------
   Commercial paper..............................................       $124,330
   Short-term borrowings.........................................        363,680
   8 7/8% Notes due February 1, 1998, called on February 1, 1995.        100,000
   Debt assumed by Cox...........................................         57,349
   Current maturities of long-term debt..........................  $253      511
                                                                   ---- --------
   Total short-term debt.........................................  $253 $645,870
                                                                   ==== ========

  Long-term debt consists of the following (in thousands):

                                DECEMBER 31
                             ------------------
                               1995      1994
                             --------  --------
   7 1/4% Debentures due
    March 1, 2013..........  $148,215
   7 1/2% Debentures due
    July 1, 2023...........    98,750
   7 1/8% Debentures due
    March 1, 2013..........            $148,215
   7 3/8% Debentures due
    July 1, 2023...........              98,750
   Others at various inter-
    est rates, maturing
    through 2003...........     1,222     1,539
                             --------  --------
                              248,187   248,504
   Unamortized discount....              (1,531)
   Less current maturities.      (253)     (511)
                             --------  --------
                             $247,934  $246,462
                             ========  ========

  Interest rate swaps converted the average interest rate on the debentures due in 2013 and 2023 from 7.34% and 7.25% to 5.84% and 6.75% for the year ended December 31, 1995 and 1994, respectively.

  In January 1995, the Company completed an exchange offer for $246,965,000 of the 7 1/8% and 7 3/8% Debentures for similar debentures bearing interest rates of 7 1/4% and 7 1/2%, respectively. The publicly held notes of $57,349,000 at December 31, 1994 were assumed by Cox on February 1, 1995 as part of the reorganization described in Note 2. Part of the proceeds received from the reorganization transactions were used to retire all of the Company's commercial paper and short-term borrowings and to redeem the 8 7/8% Notes on February 1, 1995.

  Commercial paper and short-term borrowings carried a weighted average interest rate of 6.1% at December 31, 1994. The Company completed a tender offer in December 1994 for $345,179,000 of its Medium-Term Notes and its three other Notes due 1999 thru 2001. The premium and related costs of the tender, aggregating $20,749,000, or $12,232,000 after taxes, were recorded as an extraordinary loss in 1994.

  The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in September 2000. This agreement provides for borrowings up to $210,000,000 at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. These lines of credit were increased to $400,000,000 on January 10, 1996. The commitment fee is approximately 8/100 of one percent per annum. The lines of credit are used to support a commercial paper program. As of December 31, 1995, the Company had not borrowed under the agreement. In addition, the Company has $46,893,000 of undrawn standby letters of credit at December 31, 1995.

                           THE TIMES MIRROR COMPANY

  The Company's revolving lines of credit contain restrictive provisions relating primarily to the level of consolidated net worth. At December 31, 1995, consolidated net worth was required to be not less than approximately $1.370 billion.

  At December 31, 1995, the aggregate principal maturities of the Company's debt are as follows (in thousands):

      1996............................................................. $    253
      1997.............................................................      244
      1998.............................................................      233
      1999.............................................................      221
      2000.............................................................      167
      Thereafter.......................................................  247,069

NOTE 13--CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

  The Series A and Series B preferred stocks are cumulative, non-voting shares that were issued in 1995 in connection with the reorganization described in
Note 2. The Series A preferred stock has an annual dividend rate of 8% of its liquidation value of $411,784,000. The Series B preferred stock has an annual dividend rate of $1.374 per share. Both series of preferred stock are entitled to dividends effective March 1, 1995. The Series B preferred stock is convertible into the Company's Series A common stock on April 1, 1998, or earlier under certain circumstances. The conversion rate fluctuates with the value of the common stock, but it will not exceed a one-for-one conversion rate. Preferred stock is issuable in series under such terms and conditions as the board of directors may determine.

  Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C shares and the right to convert Series C shares into Series A shares. Series A shares are entitled to one vote per share and Series C shares are entitled to ten votes per share. Series C shares are subject to mandatory conversion into Series A shares upon transfer to any person other than a "Permitted Transferee" as defined in the Company's Certificate of Incorporation or upon the occurrence of certain regulatory events. Series B common stock is entitled to one-tenth vote per share and is available for common stock issuance transactions, such as underwritten public offerings and acquisitions.

  During 1995, the Company repurchased 7,042,000 common shares for a total cost of $218,091,000 and 8,772,000 shares of Series B preferred stock for a total cost of $228,445,000. About 40% of the Series B shares were acquired through a tender offer which closed on December 29, 1995. "Other current liabilities" in the consolidated balance sheets at December 31, 1995 include $91,182,000 for settlement of the tender offer on January 6, 1996. The common shares purchased under this program are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program.

  As of December 31, 1995, the repurchase program for common stock had been expanded. Up to 12,000,000 shares of common stock may be repurchased in the open market over the next three years.

NOTE 14--STOCK OPTION AND AWARD PLANS

  The Company has various stock option plans under which options may be granted to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. Options granted prior to December 27, 1991 had a purchase price equal to 75 percent of the fair market value at the date of grant. Options that are not exercised expire ten years from the date of grant. Options generally vest over a four-year period. Restricted stock may be awarded to key employees, including officers, at a price generally equal to par value. The Company expects that future restricted stock awards will not be significant.

                            THE TIMES MIRROR COMPANY

  During the fourth quarter of 1995, the Company adopted new stock option and stock award programs, subject to shareholder approval. A total of 21,000,000 shares have been authorized for future grants and awards. No more than 2,000,000 shares may be used for restricted stock awards. Substantially all of the options granted during 1995 were granted under the new plan.

  The following table sets forth information relative to the stock option plans:

                                                   NUMBER OF     OPTION PRICE
                                                     SHARES       PER SHARE
                                                   ----------  ----------------
   Options Outstanding December 31, 1992..........  1,895,218  $18.66 to $37.93
    Granted.......................................  2,425,960   31.25 to  32.13
    Exercised.....................................   (138,721)  18.66 to  30.71
    Canceled......................................   (170,909)  18.66 to  36.94
                                                   ----------  ----------------
   Options Outstanding December 31, 1993..........  4,011,548   18.66 to  37.93
    Granted.......................................    961,255   30.81 to  34.38
    Exercised.....................................   (134,135)  19.46 to  32.13
    Canceled......................................   (306,011)  18.66 to  36.94
                                                   ----------  ----------------
   Options Outstanding December 31, 1994..........  4,532,657   19.46 to  37.93
    Adjustment due to reorganization..............  3,065,245
    Granted.......................................  2,845,649   18.88 to  34.00
    Exercised..................................... (1,207,180)  11.43 to  32.13
    Canceled......................................   (584,714)  14.54 to  36.94
                                                   ----------  ----------------
   Options Outstanding December 31, 1995..........  8,651,657  $11.43 to $34.00
                                                   ==========  ================
   Options Exercisable December 31, 1995..........  3,880,913  $11.43 to $23.94
                                                   ==========  ================

  The weighted average exercise price and weighted average option life for options outstanding on December 31, 1995 was $23.29 and 8.1 years, respectively. The weighted average exercise price for options exercisable at December 31, 1995 was $18.54. At December 31, 1995, there were 280,250 options outstanding with purchase prices equal to 75 percent of the fair market value at the date of grant. At December 31, 1995 and 1994, there were 18,389,660 shares, subject to shareholder approval, and 1,018,710 shares, respectively, reserved for future grants and awards under the various plans.

  In connection with the reorganization described in Note 2, the number of options and the option price was adjusted in 1995 based on the average market price for a short period before and after the reorganization was completed. The adjustment increased the number of options outstanding and decreased the option exercise price in order to preserve the economic value of the outstanding options.

NOTE 15--RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

  Net periodic pension expense (income) for the defined benefit plans is as follows (in thousands):

                               1995      1994      1993
                             --------  --------  --------
   Service cost--benefits
    earned during period...  $ 39,448  $ 45,777  $ 51,138
   Interest cost on
    projected benefit
    obligation.............    61,225    58,613    54,197
   Return on plan assets...   (92,626)  (98,223)  (90,888)
   Net amortization and
    deferral...............   (14,619)  (14,480)   (8,151)
                             --------  --------  --------
   Net periodic pension ex-
    pense (income).........  $ (6,572) $ (8,313) $  6,296
                             ========  ========  ========

                            THE TIMES MIRROR COMPANY

  Curtailment gains in connection with the 1995 workforce reductions did not exceed the net unrecognized loss in the defined benefit plans and, as a result, were not recognized in earnings.

  Assumptions used in the actuarial computations were as follows:

                                                                DECEMBER 31
                                                               ----------------
                                                               1995  1994  1993
                                                               ----  ----  ----
   Discount rate.............................................. 7.5 % 8.25% 7.5 %
   Rate of increase in compensation levels.................... 5.0 % 6.0 % 6.25%
   Expected long-term rate of return on assets................ 9.75% 9.5 % 9.75%

  The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                            DECEMBER 31, 1995
                                                         -----------------------
                                                           ASSETS    ACCUMULATED
                                                           EXCEED     BENEFITS
                                                         ACCUMULATED   EXCEED
                                                          BENEFITS     ASSETS
                                                         ----------- -----------
   Actuarial present value of benefit obligations:
    Vested.............................................   $480,991    $ 35,840
    Nonvested..........................................      2,632         447
                                                          --------    --------
   Accumulated benefit obligations.....................   $483,623    $ 36,287
                                                          ========    ========
   Projected benefit obligations.......................   $606,467    $ 42,723
   Plan assets at fair value...........................    897,462       9,681
                                                          --------    --------
   Plan assets greater (less) than projected benefit
    obligations........................................    290,995     (33,042)
   Unrecognized net loss from past experience different
    from that assumed..................................     68,529       6,116
   Prior service cost not yet recognized...............      2,765       8,687
   Unrecognized net transition asset...................    (65,797)
   Adjustment to recognize additional minimum
    liability..........................................                (10,107)
                                                          --------    --------
   Prepaid pension cost (liability)....................   $296,492    $(28,346)
                                                          ========    ========

                           THE TIMES MIRROR COMPANY

                                                            DECEMBER 31, 1994
                                                         -----------------------
                                                           ASSETS    ACCUMULATED
                                                           EXCEED     BENEFITS
                                                         ACCUMULATED   EXCEED
                                                          BENEFITS     ASSETS
                                                         ----------- -----------
   Actuarial present value of benefit obligations:
    Vested.............................................   $450,717    $ 29,801
    Nonvested..........................................      4,865         436
                                                          --------    --------
   Accumulated benefit obligations.....................   $455,582    $ 30,237
                                                          ========    ========
   Projected benefit obligations.......................   $618,999    $ 36,882
   Plan assets at fair value...........................    833,921       8,055
                                                          --------    --------
   Plan assets greater (less) than projected benefit
    obligations........................................    214,922     (28,827)
   Unrecognized net loss from past experience different
    from that assumed..................................    171,802       6,563
   Prior service cost not yet recognized...............      3,576       7,376
   Unrecognized net transition (asset) liability.......    (90,915)         77
   Adjustment to recognize additional minimum
    liability..........................................                 (6,979)
                                                          --------    --------
   Prepaid pension cost (liability)....................   $299,385    $(21,790)
                                                          ========    ========

  Prepaid pension cost is included in "Other assets" except for approximately $9,394,000 which is included in net assets of discontinued cable television operations as of December 31, 1994. Projected benefit obligations increased by approximately $96,694,000 at December 31, 1995 due to the change in the discount rate and decreased $51,670,000 due to the change in the rate of increase in compensation levels.

  Plan assets include the Company's common stock, other listed stocks, and corporate and government fixed-income securities. The fair value of plan assets attributable to the Company's common stock at December 31, 1995 and 1994 was $38,326,000 and $28,287,000, respectively.

  Benefits provided by the ESOP are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the ESOP, with the maximum offset equal to the value of the benefits earned under the defined benefit plan. The fair value of the ESOP assets was $221,576,000 and $169,113,000 as of December 31, 1995 and 1994, respectively. At December 31, 1995, the ESOP held 2,947,000 shares of Series A common stock, 2,224,000 shares of Series C common stock, and 3,131,000 shares of Cox Class A common stock. The Cox common stock, which was received in connection with the reorganization described in Note 2, is expected to be disposed of by the end of 1996 and the proceeds will be reinvested. The ESOP currently covers approximately one-half of the Company's employees. The Company did not make a contribution to the ESOP in 1995 and has not adopted any plan to make additional contributions. There are no unallocated shares in the ESOP at December 31, 1995.

  Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1 percent to 13 percent of their basic compensation. The Company makes matching contributions equal to 50 percent of employee before-tax contributions from 1 percent to 6 percent. Employees may choose among five investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $21,347,000 for 1995, $21,553,000 for 1994, and $23,776,000 for 1993.

                            THE TIMES MIRROR COMPANY

  Net periodic postretirement benefit expense is as follows (in thousands):

                                                      1995     1994     1993
                                                     -------  -------  -------
   Service cost--benefits earned during period...... $ 3,315  $ 3,307  $ 3,457
   Interest cost on accumulated projected benefit
    obligation......................................  12,707   12,431   11,110
   Net amortization.................................  (8,627)  (7,712)  (8,155)
                                                     -------  -------  -------
   Net periodic postretirement expense.............. $ 7,395  $ 8,026  $ 6,412
                                                     =======  =======  =======

  In addition, curtailment gains related to postretirement benefit plans totaling $12,044,000 were recorded in 1995 as a result of the workforce reductions. These gains reduced the reported restructuring charges.

  Assumptions used in the actuarial computations were as follows:

                                                           DECEMBER 31
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
   Discount rate....................................     7.5%    8.25%     7.5%
   Health care cost trend rate......................    10.0%   11.0 %    12.0%

  At December 31, 1995, the health care cost trend rate of 10 percent was assumed to ratably decline to 5.5 percent by 2011 and remain at that level.

  The following table sets forth the plans' unfunded obligations and amounts recognized in the consolidated balance sheets (in thousands):

                                                                DECEMBER 31
                                                             -----------------
                                                               1995     1994
                                                             -------- --------
Actuarial present value of benefit obligations:
 Retirees................................................... $ 97,690 $119,445
 Other fully eligible participants..........................    8,039   10,958
 Other active participants..................................   37,259   34,230
                                                             -------- --------
Accumulated postretirement benefit obligations..............  142,988  164,633
Unrecognized net decrease in prior service cost.............   74,753   94,200
Unrecognized net gain (loss) from past experience different
 from that assumed..........................................   25,590   (9,633)
                                                             -------- --------
Postretirement benefit liability............................ $243,331 $249,200
                                                             ======== ========

  The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. An increase of 1 percent in the health care cost trend rate would increase 1995 net periodic postretirement expense by $1,718,000 and increase the accumulated postretirement benefit obligations as of December 31, 1995 by $14,497,000.

  A Voluntary Employee Beneficiary Association (VEBA) trust funds certain health care benefits. At December 31, 1995 and 1994, the VEBA trust balance of $385,000 and $20,112,000, respectively, is included in "Prepaid expenses." Future funding of the VEBA is expected to be made on a pay-as-you-go-basis.

                           THE TIMES MIRROR COMPANY

NOTE 16--LEASES

  Rental expense under operating leases was $66,539,000, $61,440,000 and $63,021,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Capital leases, contingent rentals and sublease income are not significant. The future minimum lease payments as of December 31, 1995 for all noncancelable operating leases, excluding future obligations included in the restructuring liabilities on the consolidated balance sheets, are as follows (in thousands):

      1996............................................................. $ 35,944
      1997.............................................................   32,057
      1998.............................................................   32,087
      1999.............................................................   27,820
      2000.............................................................   30,058
      Later years......................................................  100,026
                                                                        --------
      Total............................................................ $257,992
                                                                        ========

NOTE 17--BUSINESS SEGMENTS

  Financial data for the Company's three business segments, Newspaper Publishing, Professional Information and Consumer Media, presented on page 15 of this report, are incorporated herein by reference. Revenues derived from these business segments represent approximately 60%, 31% and 9%, respectively, of the Company's consolidated revenues. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes various books and other media, including legal and health information services publications, higher education textbooks, aeronautical charts and flight information, and sales and management training programs. The Consumer Media segment publishes special interest and trade magazines and art books. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted for at market price.

NOTE 18--USE OF ESTIMATES AND OTHER UNCERTAINTIES

  Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates, although management does not believe that any differences would materially affect the Company's financial position or reported results.

  The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising, (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising, (d) competitive pressures arising from increased consolidation in the legal information industry and the college textbook publishing industry; (e) an increase in expenses related to new initiatives and product improvement efforts in the legal information, flight information and health information operating units; (f) unfavorable foreign currency fluctuations; and (g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

                           THE TIMES MIRROR COMPANY

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                              1995 QUARTERS ENDED
                                  ---------------------------------------------
                                  MAR. 31(1)(2) JUNE 30(1) SEPT. 30    DEC. 31
                                  ------------- ---------- ---------  ---------
Revenues........................   $  773,670    $843,078  $ 864,797  $ 966,742
Costs and expenses
 Cost of sales..................      422,200     458,419    473,127    489,729
 Selling, general and
  administrative expenses.......      321,989     329,533    342,651    431,941
 Restructuring, impairment and
  one-time charges..............        3,223                379,451    251,403
                                   ----------    --------  ---------  ---------
Operating profit (loss).........       26,258      55,126   (330,432)  (206,331)
Interest expense................       (8,732)     (5,007)    (8,001)    (7,727)
Interest income.................        6,392       8,490      7,467      4,888
Other, net......................        7,534      (2,648)     5,324     (7,614)
                                   ----------    --------  ---------  ---------
Income (loss) from continuing
 operations before income tax
 provision (benefit)............       31,452      55,961   (325,642)  (216,784)
Income tax provision (benefit)..       15,102      26,750    (82,730)   (75,152)
                                   ----------    --------  ---------  ---------
Income (loss) from continuing
 operations.....................       16,350      29,211   (242,912)  (141,632)
Discontinued operations, net....    1,637,642      (3,165)   (56,019)
Cumulative effect of accounting
 changes, net...................      (12,724)
                                   ----------    --------  ---------  ---------
Net income (loss)...............   $1,641,268    $ 26,046  $(298,931) $(141,632)
                                   ==========    ========  =========  =========
Preferred dividend requirements.   $    4,730    $ 13,836  $  13,385  $  12,052
                                   ==========    ========  =========  =========
Cash premium for Series B repur-
 chases.........................          --          --   $  21,267  $  21,818
                                   ==========    ========  =========  =========
Earnings (loss) applicable to
 common shareholders............   $1,636,538    $ 12,210  $(333,583) $(175,502)
                                   ==========    ========  =========  =========
Earnings (loss) per share:
 Continuing operations..........   $      .09    $    .14  $   (2.48) $   (1.62)
 Discontinued operations........        13.27        (.03)      (.50)
Cumulative effect of accounting
 changes, net...................        (. 10)
                                   ----------    --------  ---------  ---------
Earnings (loss) per share.......   $    13.26    $    .11  $   (2.98) $   (1.62)
                                   ==========    ========  =========  =========

- --------
(1)Restated to reflect the consumer multimedia and cable television programming operations as discontinued operations.

(2)Restated for the change in accounting for direct-response advertising costs.

                           THE TIMES MIRROR COMPANY

                                                1994 QUARTERS ENDED
                                     -------------------------------------------
                                     MAR. 27   JUNE 26(1) SEPT. 25(1) DEC. 31(1)
                                     --------  ---------- ----------- ----------
Revenues...........................  $733,706   $807,177   $858,469    $956,409
Costs and expenses
 Cost of sales.....................   404,874    431,062    453,482     488,787
 Selling, general and
  administrative expenses..........   295,903    309,703    315,558     353,884
                                     --------   --------   --------    --------
Operating profit...................    32,929     66,412     89,429     113,738
Interest expense...................   (17,709)   (16,603)   (17,445)    (17,565)
Interest income....................       421        413        657       1,026
Other, net.........................     1,057     10,308     11,303        (472)
                                     --------   --------   --------    --------
Income from continuing operations
 before income taxes...............    16,698     60,530     83,944      96,727
Income taxes.......................     9,197     27,783     43,619      45,077
                                     --------   --------   --------    --------
Income from continuing operations..     7,501     32,747     40,325      51,650
Discontinued operations, net.......    15,225     12,622     11,974      13,305
Extraordinary loss on early retire-
 ment of debt, net.................                                     (12,232)
                                     --------   --------   --------    --------
Net income.........................  $ 22,726   $ 45,369   $ 52,299    $ 52,723
                                     ========   ========   ========    ========
Earnings per share:
 Continuing operations.............  $    .06   $    .25   $    .31    $    .40
 Discontinued operations...........       .12        .10        .10         .10
 Extraordinary loss................                                        (.09)
                                     --------   --------   --------    --------
Earnings per share.................  $    .18   $    .35   $    .41    $    .41
                                     ========   ========   ========    ========

- --------
(1)Restated to reflect the consumer multimedia and cable television programming operations as discontinued operations.

NOTE 20--COMMITMENTS AND CONTINGENCIES

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

  To assure a long-term supply of newsprint for the Los Angeles Times, the Company has an agreement with a supplier to purchase specified quantities of newsprint at prevailing market prices. The specified quantities represent a majority of The Times newsprint requirements.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's principal officers, including executive officers, are listed in Part I hereof. The information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the heading "Ownership of Voting Securities" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

    As listed in the Index to Financial Statements and Financial Statement Schedules on page 27 hereof.

  (a)(3) Exhibits filed as part of this report:

    As listed in the Exhibit Index beginning on page 57 hereof.

  (b) Reports on Form 8-K:

    None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY


                                          By  /s/ Mark H. Willes
                                          _____________________________________
                                                     Mark H. Willes
                                            Chairman of the Board, President
                                               and Chief Executive Officer


Dated: March 29, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Mark H. Willes            Chairman of the Board,          March 29, 1996
____________________________________ President,  Chief Executive
           Mark H. Willes            Officer and  Director
                                     (Principal Executive
                                      Officer)
       /s/ Thomas Unterman           Senior Vice President and       March 29, 1996
____________________________________ Chief  Financial Officer
          Thomas Unterman            (Principal  Financial and
                                     Accounting  Officer)

  /s/ Richard T. Schlosberg III      Executive Vice President and    March 29, 1996
____________________________________  Director
     Richard T. Schlosberg III


    /s/ C. Michael Armstrong         Director                        March 29, 1996
____________________________________
        C. Michael Armstrong


  /s/ Gwendolyn Garland Babcock      Director                        March 29, 1996
____________________________________
     Gwendolyn Garland Babcock

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



       /s/ Donald R. Beall           Director                        March 29, 1996
____________________________________
          Donald R. Beall


       /s/ John E. Bryson            Director                        March 29, 1996
____________________________________
           John E. Bryson


       /s/ Bruce Chandler            Director                        March 29, 1996
____________________________________
           Bruce Chandler


        /s/ Otis Chandler            Director                        March 29, 1996
____________________________________
           Otis Chandler


      /s/ Robert F. Erburu           Director                        March 29, 1996
____________________________________
          Robert F. Erburu


    /s/ Clayton W. Frye, Jr.         Director                        March 29, 1996
____________________________________
        Clayton W. Frye, Jr.


       /s/ David Laventhol           Director                        March 29, 1996
____________________________________
          David Laventhol


   /s/ Alfred E. Osborne, Jr.        Director                        March 29, 1996
____________________________________
       Alfred E. Osborne, Jr.


       /s/ Joan A. Payden            Director                        March 29, 1996
____________________________________
           Joan A. Payden

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



   /s/ William Stinehart, Jr.        Director                        March 29, 1996
____________________________________
       William Stinehart, Jr.


     /s/ Harold M. Williams          Director                        March 29, 1996
____________________________________
         Harold M. Williams


    /s/ Warren B. Williamson         Director                        March 29, 1996
____________________________________
        Warren B. Williamson


       /s/ Edward Zapanta            Director                        March 29, 1996
____________________________________
           Edward Zapanta

                            THE TIMES MIRROR COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                                                         BALANCE
                              BALANCE AT CHARGES TO CHARGES   DEDUCTIONS AT END
                              BEGINNING  COSTS AND  TO OTHER     FROM      OF
                              OF PERIOD   EXPENSES  ACCOUNTS   RESERVES  PERIOD
                              ---------- ---------- --------  ---------- -------
Year ended 12/31/95
 Allowance for doubtful
  accounts...................  $29,249    $25,184   $    49    $22,295   $32,187
 Allowance for returns.......   43,068      4,528      (247)              47,349
                               -------    -------   -------    -------   -------
                               $72,317    $29,712   $  (198)   $22,295   $79,536
                               =======    =======   =======    =======   =======
Year ended 12/31/94
 Allowance for doubtful
  accounts...................  $29,666    $20,554   $   694    $21,665   $29,249
 Allowance for returns.......   41,200        517     1,351               43,068
                               -------    -------   -------    -------   -------
                               $70,866    $21,071   $ 2,045    $21,665   $72,317
                               =======    =======   =======    =======   =======
Year ended 12/31/93
 Allowance for doubtful
  accounts...................  $27,997    $23,105   $   318    $21,754   $29,666
 Allowance for returns.......   38,250      4,373    (1,423)              41,200
                               -------    -------   -------    -------   -------
                               $66,247    $27,478   $(1,105)   $21,754   $70,866
                               =======    =======   =======    =======   =======

                                 EXHIBIT INDEX

  Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Registrant, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

 EXHIBIT
   NO.
 -------
  *2.1   Agreement and Plan of Merger by and among Old Times Mirror, New TMC
         Inc. (subsequently changed to The Times Mirror Company), Cox Cable
         Communications, Inc. and Cox Enterprises, Inc., dated as of June 5,
         1994 (Annex IV to Old Times Mirror's definitive Proxy Statement for
         Special Meeting of Stockholders, dated December 16, 1994
   2.2   Contribution and Assumption Agreement by and between Old Times Mirror and New TMC Inc. (subsequently changed to The Times Mirror Company) as of February 1, 1995
  *2.3   Amendment No. 1 to Agreement and Plan of Merger by and among Old Times
         Mirror, New TMC Inc. (subsequently changed to The Times Mirror
         Company), Cox Communications, Inc. and Cox Enterprises, Inc. dated as of December 16, 1994 (Annex V to Old Times Mirror's definitive Proxy
         Statement for Special Meeting of Stockholders, dated December 16,
         1994)
  *3.1   Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on January 23, 1995
         (Exhibit to the Registrant's Registration Statement on Form S-4 (File
         No. 33-87482))
  *3.2   Certificate of Amendment to Certificate of Incorporation of the
         Registrant, as filed with the Secretary of State of the State of
         Delaware on February 1, 1995 (Exhibit to the Registrant's Registration
         Statement on Form S-4 (File No. 33-87482))
  *3.3   Certificate of Designations of Series C Common Stock, as filed with the Secretary of State of the State of Delaware on January 23, 1995
         (Exhibit to the Registrant's Registration Statement on Form S-4 (File
         No. 33-87482))
   3.4   Bylaws of the Registrant
   3.5   Certificate of Designations of Series A Preferred Stock
   3.6   Certificate of Designations of Series B Preferred Stock
   4.1   Indenture by and between New TMC Inc. (subsequently changed to The
         Times Mirror Company) and First Interstate Bank of California, as
         Trustee for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due
         2023, dated January 30, 1995
   4.2   Specimen Note for 7 1/4% Debenture due March 1, 2013 (New TMC Inc.,
         subsequently changed to The Times Mirror Company)
   4.3   Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC Inc.,
         subsequently changed to The Times Mirror Company)
  *4.4   Indenture dated March 19, 1996, by and between The Times Mirror
         Company and Citibank, as Trustee for the 4 1/4% PEPS due March 15,
         2001 (Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated
         March 19, 1996)
  *4.5   Officers' Certificate dated as of March 19, 1996 establishing the terms of the PEPS and attaching the Specimen Certificate for 4 1/4%
         PEPS due March 15, 2001 and Specimen Certificate of Global PEPS
         (Exhibit 4.2 to Registrant's Current Report on Form 8-K, dated March
         19, 1996)
 *10.1   Deferred Compensation Plan for Executives (Exhibit 10.1 to The Times
         Mirror Company's 1994 Annual Report on Form 10-K)
 *10.2   1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
         definitive Proxy Statement, dated March 27, 1987)
 *10.3   1984 Executive Stock Option Plan (Exhibit A to Old Times Mirror's
         definitive Proxy Statement, dated April 23, 1984)

 EXHIBIT
   NO.
 -------
  *10.4  1988 Executive Stock Option Plan (Exhibit A to Old Times
         Mirror's Proxy Statement, dated March 30, 1988)
  *10.5  Deferral Plan for Director's Fees (Exhibit 10.8 to Old Times
         Mirror's 1981 Annual Report on Form 10-K)
  *10.6  The Times Mirror Pension Plan for Directors, as Amended and
         Restated on March 5, 1987
         (Exhibit 10.11 to Old Times Mirror's 1986 Annual Report on Form
         10-K)
  *10.7  Deferred Compensation Plan for Non-Employee Directors (Exhibit
         10.7 to The Times Mirror Company's 1994 Annual Report on Form
         10-K)
  *10.8  Non-Employee Director Stock Option Plan (Appendix A to Old Times
         Mirror's definitive Proxy Statement, dated March 21, 1994)
  *10.9  Agreement dated April 29, 1985 between Old Times Mirror and Otis
         Chandler (Exhibit 10.10 to Old Times Mirror's 1985 Annual Report
         on Form 10-K)
  10.10  Letter Agreement amended and restated as of August 28, 1995 between The Times Mirror Company and Mark H. Willes
 *10.11  1992 Key Employee Long-Term Incentive Plan (Appendix A to Old
         Times Mirror's Proxy Statement, dated March 20, 1992)
  10.12  1996 Management Incentive Plan
  10.13  Non-Employee Directors Stock Plan
  11     Computation of Earnings Per Share
  12     Computation of Ratio of Earnings to Fixed Charges and
         Computation of Ratio of Earnings to Fixed Charges and Preferred
         Stock Dividends
  21     Subsidiaries of the Registrant
  23     Consent of Ernst & Young LLP, Independent Auditors