Form 10-Q
period 1996-03-31
TIMES MIRROR CO /NEW/
filed 1996-05-15
CIK 925260

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                       OR


             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to___________


                         Commission File Number 1-13492



                            THE TIMES MIRROR COMPANY



State of Incorporation:  Delaware         I.R.S. Employer Id. No. 95-4481525



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


Number of shares of Series A Common Stock outstanding at May 8, 1996: 75,876,172 Number of shares of Series C Common Stock outstanding at May 8, 1996: 27,568,320


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           THE TIMES MIRROR COMPANY

PART I.  FINANCIAL INFORMATION



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

                           THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      FIRST QUARTER ENDED
                                                                           MARCH 31
                                                                     ----------------------
                                                                       1996         1995
                                                                     --------    ----------
REVENUES....................................................         $806,759    $  773,670
                                                                     --------    ----------


COSTS AND EXPENSES:

  Cost of sales.............................................          446,276       422,200
  Selling, general and administrative expenses..............          310,255       321,989
  Restructuring charge......................................                          3,223
                                                                     --------    ----------
                                                                      756,531       747,412


OPERATING PROFIT............................................           50,228        26,258

Interest expense............................................           (7,407)       (8,732)
Interest income.............................................            1,956         6,392
Other, net..................................................            3,294         7,534
                                                                     --------    ----------
Income from continuing operations before income taxes.......           48,071        31,452
  Income taxes..............................................           22,034        15,102
                                                                     --------    ----------
Income from continuing operations...........................           26,037        16,350
Discontinued operations.....................................                      1,637,642
Cumulative effect of changes in accounting principles,
  net of income tax benefit of $8,817.......................                        (12,724)
                                                                     --------    ----------
NET INCOME..................................................         $ 26,037    $1,641,268
                                                                     ========    ==========
Preferred dividend requirements.............................         $ 10,911    $    4,730
                                                                     ========    ==========
Earnings available to common shareholders...................         $ 15,126    $1,636,538
                                                                     ========    ==========
Primary earnings per share:
  Continuing operations.....................................         $    .14    $      .09
  Discontinued operations...................................                          13.27
  Cumulative effect of accounting changes, net..............                           (.10)
                                                                     --------    ----------
Primary earnings per share..................................         $    .14    $    13.26
                                                                     ========    ==========
Fully diluted earnings per share............................         $   *       $    12.70
                                                                     ========    ==========
- -----------
* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.



See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             MARCH 31,    DECEMBER 31,
                                                                1996         1995
                                                             ----------   -----------
ASSETS                                                       (UNAUDITED)
Current Assets
  Cash and cash equivalents................................  $  119,048    $  182,901
  Marketable securities....................................      19,272        72,806
  Accounts receivable, less allowance for doubtful
     accounts and returns of $71,636 and $79,536...........     491,301       561,828
  Inventories..............................................     178,393       173,568
  Deferred income taxes....................................     104,271       134,395
  Other current assets.....................................      98,344       122,539
                                                             ----------    ----------
     Total Current Assets..................................   1,010,629     1,248,037


Property, plant and equipment, at cost less accumulated
  depreciation of $920,499 and $903,608....................   1,172,208     1,174,831
Goodwill...................................................     647,839       651,745
Other intangibles..........................................      84,025        84,186
Deferred charges...........................................     207,579       199,188
Other assets...............................................     429,972       459,172
                                                             ----------    ----------
                                                             $3,552,252    $3,817,159
                                                             ==========    ==========


See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1996           1995
                                                                 -----------   ------------
                                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.............................................  $  313,684      $  395,292
  Employees' compensation......................................      81,950         118,111
  Unearned income..............................................     241,937         222,893
  Other current liabilities....................................     155,830         298,894
                                                                 ----------      ----------
     Total Current Liabilities.................................     793,401       1,035,190

Long-term debt.................................................     299,076         247,934
Deferred income taxes..........................................      98,433         140,087
Other liabilities..............................................     619,814         587,712
                                                                 ----------      ----------
     Total Liabilities.........................................   1,810,724       2,010,923

Common stock subject to put options............................       7,351


Commitments and contingencies

Shareholders' Equity
  Series A preferred stock, $1 par value; 900,000 shares
   authorized; 824,000 shares issued; stated at
   liquidation value...........................................     411,784         411,784
  Series B preferred stock, $1 par value; 25,000,000 shares
   authorized; 7,789,000 shares issued; stated at
   liquidation value...........................................     164,595         164,595
  Preferred stock, $1 par value; 7,100,000 shares
   authorized; no shares issued
  Common stock
   Series A, $1 par value; 500,000,000 shares authorized;
     76,864,000 and 77,765,000 shares issued...................      76,864          77,765
   Series B, $1 par value; 100,000,000 shares authorized;
     no shares issued
   Series C, convertible, $1 par value; 300,000,000 shares
     authorized; 27,827,000 and 27,933,000 shares issued.......      27,827          27,933
  Additional paid-in capital...................................     199,435         192,266
  Retained earnings............................................     820,368         875,981
  Net unrealized gain on securities............................      33,304          55,912
                                                                 ----------      ----------
          Total Shareholders' Equity...........................   1,734,177       1,806,236
                                                                 ----------      ----------
                                                                 $3,552,252      $3,817,159
                                                                 ==========      ==========

See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FIRST QUARTER ENDED
                                                                               MARCH 31
                                                                        ---------------------
                                                                           1996        1995
                                                                        ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities.................   $43,270   $  25,510
  Net cash provided by (used in) discontinued operating activities.....    (1,591)      5,198
                                                                        ---------   ---------
     Net cash provided by operating activities.........................    41,679      30,708


CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in marketable and long-term securities.....................    48,811    (162,339)
 Capital expenditures..................................................   (26,911)    (27,179)
 Capitalization of product costs.......................................   (14,280)    (18,736)
 Acquisitions, net of cash acquired....................................    (3,099)    (48,405)
 Proceeds from disposal of cable television operations.................             1,225,013
 Proceeds from sales of assets.........................................                 5,418
 Other, net............................................................    (2,570)     (3,763)
                                                                        ---------   ---------
 Net cash provided by investing activities of continuing operations....     1,951     970,009
 Net cash used in investing activities of
  discontinued operations..............................................               (17,015)
                                                                        ---------   ---------
     Net cash provided by investing activities.........................     1,951     952,994

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of common stock...........................................  (155,709)
 Proceeds from issuance of premium equity participating securities.....    51,221
 Dividends paid........................................................   (17,420)    (34,727)
 Proceeds from exercise of stock options...............................    14,329
 Principal repayments of other debt....................................       (80)   (100,107)
 Repayment of commercial paper and
    short-term borrowings, net.........................................              (488,010)
 Other, net............................................................       176         108
                                                                        ---------   ---------
    Net cash used in financing activities..............................  (107,483)   (622,736)
                                                                        ---------   ---------

Increase (decrease) in cash and cash equivalents.......................   (63,853)    360,966
Cash and cash equivalents at beginning of year.........................   182,901      81,944
                                                                        ---------   ---------
Cash and cash equivalents at end of period............................. $ 119,048   $ 442,910
                                                                        =========   =========




See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PREPARATION

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


In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Certain amounts in the previously issued financial statements have been reclassified to conform to the first quarter 1996 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.


NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES


Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or 4 cents per share) as of January 1, 1995. The effect of this change on first quarter 1995 net income before cumulative effect of changes in accounting principles was not significant.


Effective January 1, 1995, the Company adopted the Financial Accounting Standards Board's Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits," which clarified the accounting for direct-response advertising costs. The Company recorded a cumulative charge of $14,169,000 ($8,213,000 net of taxes, or 6 cents per share) as of January 1, 1995. The effect of this change on first quarter 1995 net income before cumulative effect of changes in accounting principles was not significant.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 3 - REORGANIZATION

On February 1, 1995, the Company completed the merger of its cable television operations with Cox Communications, Inc. (Cox) and related transactions. The transactions involved in the reorganization included the merger of the cable television operations with Cox, the retirement of approximately 75% of total debt outstanding at December 31, 1994, the issuance of two new series of preferred stock, and a partial redemption of certain shareholder interests through the distribution of Cox common stock. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a detailed discussion of these transactions.


NOTE 4 - DISCONTINUED OPERATIONS

Discontinued operations include cable programming, consumer multimedia, an electronic shopping joint venture and cable television. The cable programming business, consumer multimedia business and the joint venture were discontinued during the third quarter of 1995. The cable television operations were disposed of on February 1, 1995 in connection with the reorganization described in
Note 3, for a nontaxable gain of $1.634 billion or $13.24 per share.


The combined results of operations of these businesses have been reported as discontinued operations. The income from discontinued operations is as follows (in thousands):


                                        March 31,
                                          1995
                                       ----------
    Revenues........................   $   42,260
                                       ----------
    Income before income taxes......        5,574
    Income taxes....................        2,226
                                       ----------
    Net income......................        3,348
    Net gain on disposal............    1,634,294
                                       ----------
    Total discontinued operations...   $1,637,642
                                       ==========


                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 5 - RESTRUCTURING

At March 31, 1996, the Company had restructuring liabilities of $190,428,000, of which $93,524,000 is included in "Other current liabilities" and $96,904,000 is included in "Other liabilities" in the condensed consolidated balance sheet.

Cash spent for restructuring program actions was $67,321,000 during the quarter ended March 31, 1996, of which $29,413,000 was for severance payments. As of March 31, 1996, approximately 2,300 full-time equivalent employees had terminated employment under the 1995 restructuring program. The remaining liability for severance costs at March 31, 1996 aggregated $34,663,000.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the periods ended March 31, 1996 and 1995 included interest, net of amounts capitalized, of $7,206,000 and $15,782,000 and income taxes of $4,632,000 and $14,972,000, respectively.


The reorganization described in Note 3 resulted in the following non-cash transactions during the period ended March 31, 1995 (in thousands):


Fair value of Cox Class A common stock issued to
   noncontrolling shareholders and accounted for as
   a partial redemption of certain shareholder interests..........   $932,000
Transfer of debt, related interest and other liabilities to Cox...    133,257
Exchange of debentures............................................    246,965
Issuance of Series A preferred stock..............................    411,784
Exchange of common stock for Series B preferred stock.............    349,954
Retirement of treasury stock......................................     61,543



NOTE 7 - OTHER, NET

Other, Net in 1995 includes a gain of $7,163,000, or $4,500,000 (4 cents per share) after taxes on the sale of warrants to purchase preferred stock obtained as part of the 1993 sale of the broadcast television stations.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 8 - DEBT


Debt is summarized as follows (in thousands):

                                                   March 31,       December 31,
                                                     1996              1995
                                                   ---------       ------------
7-1/4% Debentures due March 1, 2013...........     $148,215          $148,215
7-1/2% Debentures due July 1, 2023............       98,750            98,750
4-1/4% PEPS due March 15, 2001;
  1,305,000 securities stated at the issuance
  price of $39.25 per security................       51,221
Others at various interest rates,
 maturing through 2001........................        1,143             1,222
                                                   --------          --------
                                                    299,329           248,187
Less current maturities.......................         (253)             (253)
                                                   --------          --------
Long-term debt................................     $299,076          $247,934
                                                   ========          ========


In March 1996, the Company issued 1,305,000 securities, designated as "4-1/4% Premium Equity Participating Securities (PEPS)" for gross proceeds of $39.25 per security. This obligation hedges a significant portion of the Company's investment in common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. As a result, the payable will generally move in tandem with changes in the fair market value of the Netscape stock. The PEPS obligation is recorded at its maturity value or at the issuance price of $39.25 if the fair market value of Netscape common stock is between $39.25 and $45.14. At March 31, 1996, the fair market value of Netscape common stock is $41.50 per share.


NOTE 9 - EARNINGS AND DIVIDENDS PER SHARE

Primary earnings per share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when the common stock equivalents are antidilutive or result in less than 3% dilution. The weighted average number of shares used for primary earnings per share totaled 105,225,000 and 123,416,000 for the quarters ended March 31, 1996 and 1995, respectively.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements for Series A preferred stock, by the weighted average number of shares of common stock outstanding at the end of the 1995 first quarter and common stock equivalents outstanding, assuming that the Series B preferred stock outstanding at the end of the 1996 and 1995 first quarters was converted to common stock on a one-for-one basis on March 1, 1995 and January 1, 1996, respectively. The weighted average number of shares for fully diluted earnings per share is 113,014,000 and 129,027,000 for the quarters ended March 31, 1996 and 1995, respectively.

Cash dividends of 6 cents per share of common stock were declared in the quarters ended March 31, 1996 and 1995, respectively.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following (in thousands):


                                       March 31, 1996         December 31, 1995
                                      ---------------        ------------------
                                                 Fair                     Fair
                                       Cost      Value         Cost       Value
                                       ----      -----         ----       -----
Assets:
  Investments                        $  7,937  $ 64,729     $  7,937     $102,663
Liabilities:
  Long-term debt                      299,076   297,679      247,934      273,582
Off Balance Sheet:
  Unrealized net gain on
    interest rate swaps                     -     8,880            -       19,478
  Unrealized gain on foreign
    currency forward swap                   -       527            -            -


Investments are comprised of investments in equity securities, which are classified as available-for-sale, and are carried at fair value in the condensed consolidated balance sheets. Fair value is based on estimated or quoted market prices. The unrealized gain is reported as a separate component of shareholders' equity, net of applicable income taxes.

NOTE 11 - CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

The Company's stock repurchase program, which includes the issuance of put options from time-to-time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

During the first quarter of 1996, the Company issued 200,000 put options with an average strike price of $36.75. The cash received from the sale of these put options was not significant. The put options, which have mid-1996 expiration dates, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

The Company repurchased 1,864,000 shares of common stock during the first quarter of 1996 for an aggregate cost of $64,542,000.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 12 - STOCK OPTIONS

The Company granted each eligible employee 100 stock options on January 31, 1996. This grant is expected to result in the issuance of approximately 1,400,000 stock options at a price of $30.8125. These options will vest 100 percent on January 31, 1999 for employees still employed by the Company at that date.


NOTE 13 - INCOME TAXES

The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill.


NOTE 14 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates, although management does not believe that any differences would materially affect its financial position or reported results.

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


NOTE 15 - CONTINGENT LIABILITIES

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


NOTE 16 - SUBSEQUENT EVENTS

In early May 1996, the Company terminated an interest rate swap as well as its two forward swap agreements. The net cash payment related to the termination of these agreements was not significant. At the completion of these transactions, the Company had one interest rate swap outstanding.

On May 9, 1996, the Board of Directors approved an increase in the quarterly dividend to 10 cents per share on its common stock, beginning with the June 10, 1996 payment date.

                           THE TIMES MIRROR COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

OVERVIEW

GENERAL
- -------

First quarter operating results were strong, aided by better than expected newspaper advertising revenues early in the quarter and significant reductions in operating expenses achieved through the Company's 1995 restructuring and other cost reduction programs.

NEWSPAPER PUBLISHING OUTLOOK
- ----------------------------
In the first quarter of 1996, Newspaper Publishing achieved significantly improved operating performance on modest revenue gains, as a decline in operating expenses resulting from last year's restructuring and other cost reduction programs was greater than expected. In addition, newsprint suppliers did not implement the price increases originally scheduled for March 1996. First quarter 1996 newsprint prices, which were approximately 36 percent higher than last year's first quarter, are expected to decline for the remainder of 1996. Newsprint expense accounted for more than 20 percent of this segment's operating costs in the first quarter of 1996.

Based on the outlook for more favorable newsprint pricing and other expense reductions overall, the Newspaper Publishing segment is expected to continue to experience year-over-year profit margin expansion.

PROFESSIONAL INFORMATION OUTLOOK
- --------------------------------

During the first quarter, Times Mirror announced plans to explore its strategic alternatives for the higher education publishing businesses and CRC Press. The higher education publishing businesses include business and economics publisher Richard D. Irwin; business professional publisher IPRO; life and physical science publisher Wm. C. Brown Publishers; social science and humanities publisher Brown & Benchmark Publishers; and related college publishing activities in another Times Mirror professional information company. CRC Press publishes scientific and technical information. The Company's higher education publishing businesses collectively rank fifth among U.S. college publishers. Times Mirror plans to concentrate its resources in businesses in which it can be a market leader; i.e., ranking number one or two in the marketplace.

The nature of the strategic alternative selected for these businesses, including divestiture, could have a material impact on the results of this segment in 1996. In addition, because Times Mirror International Publishing manages the international sales and distribution for these businesses, the reduction of international revenues resulting from a sale of college and scientific publishing may increase international distribution costs of other professional information companies within Times Mirror, particularly in health sciences.

For the year, the outlook for the Company's remaining professional information companies remains positive, as revenues and operating profits at Matthew Bender, the Company's legal publishing franchise, are expected to be stable after three years of decline. In addition, Jeppesen Sanderson, the flight information company, will continue to grow both core and new lines of business. Apart from the expected sale of its college publishing business, Mosby-Year Book, a leader in health science publishing, is expected to show continued growth, particularly in its consumer health information business.

CONSOLIDATED RESULTS OF OPERATIONS
- ----------------------------------

The following table summarizes Times Mirror's financial results (dollars in thousands, except per share amounts):

                                                FIRST QUARTER
                                           -----------------------
                                             1996         1995
                                           ---------   -----------
Revenues                                   $806,759    $  773,670
Operating profit                             50,228        26,258
Interest expense                             (7,407)       (8,732)
Interest income                               1,956         6,392
Income from continuing operations            26,037        16,350
Net income from discontinued operations                     3,348
Net gain on disposal of discontinued                    1,634,294
 operations
Cumulative effect of changes in                           (12,724)
 accounting principles
Net income                                   26,037     1,641,268
Preferred dividend requirements              10,911         4,730
Earnings available to common
 shareholders                                15,126     1,636,538
Earnings per share from continuing
 operations                                $    .14    $      .09
Earnings per share                         $    .14    $    13.26

In the first quarter of 1996, Times Mirror's consolidated revenues increased 4.3 percent to $806.8 million and consolidated operating profit rose to $50.2 million, primarily reflecting the improvement in the Newspaper Publishing segment.

Net interest expense of $5.5 million was nearly double the $2.3 million in the first quarter of 1995, as interest income declined in the first quarter of 1996. Interest-earning investments were substantially reduced, beginning in the latter part of 1995, due to the significant cash requirements of the restructuring program and share repurchases.

Income from continuing operations for the first quarter of 1996 increased to $26.0 million from $14.1 million in the prior year, excluding a 1995 gain on an asset sale and a 1995 restructuring charge. Earnings improved in all business segments, due principally to greater than expected cost savings resulting from the 1995 restructuring and other cost reduction programs.

Net income in the 1996 first quarter was $26.0 million, or 14 cents per share, compared with $1.641 billion, or $13.26 per share, in the prior year. The 1995 first quarter included a gain of $1.634 billion, or $13.24 per share, on the disposition of the Company's discontinued cable television operations. Net income for the first quarter of 1995 also included net income from discontinued operations of $3.3 million, or 3 cents per share, an after-tax restructuring charge in Newspaper Publishing of $2.2 million, or 2 cents per share, and a $12.7 million after-tax charge, or 10 cents per share, for accounting changes.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING
- --------------------

Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                   FIRST QUARTER
                                           -----------------------------
                                             1996     CHANGE      1995
                                           --------   -------   --------
Revenues
   Advertising                             $369,924      3.6%   $356,961
   Circulation                              113,251      3.0     109,903
   Other                                     11,761     26.6       9,288
                                           --------             --------
                                           $494,936      3.9%   $476,152
                                           ========             ========
Operating Profit                           $ 50,995     44.3%   $ 35,345
                                           ========             ========
Operating Profit Excluding
 Restructuring Charge                      $ 50,995     32.2%   $ 38,568
                                           ========             ========


Newspaper Publishing revenues in the first quarter of 1996 increased slightly over the prior year period, reflecting higher advertising and circulation revenues due in part to the six additional weekdays included in the 1996 quarter. However, the reported advertising and circulation revenue increases do not reflect any adjustment for the closing of the New York City edition of Newsday in mid-July 1995 or the Baltimore Evening Sun in mid-September 1995. First-quarter Newspaper Publishing revenues are historically the smallest quarter of the year. Advertising revenues improved at most of the Company's newspapers, as higher retail and classified advertising more than offset a slight decline in national advertising. Higher circulation revenues at The Times and other newspapers, due largely to pricing increases and reduced discounting, more than offset lower circulation revenues at Newsday, which was impacted by the closure of its New York City edition.

Operating profit for the Newspaper Publishing segment rose substantially in the 1996 first quarter, led by strong results at the Los Angeles Times and Newsday, the Company's two largest newspapers. Excluding a restructuring charge in 1995, the operating profit margin in the first quarter of 1996 expanded to 10.3 percent from last year's 8.1 percent, despite an increase of nearly 30 percent in newsprint expense, as all other costs declined by approximately 4 percent. Consumption of newsprint declined by approximately 5 percent in the first quarter of 1996 compared to the prior year due to the closure of Newsday's New York City edition, the Baltimore Evening Sun and certain sections of The Times in the latter part of 1995, as well as overall conservation efforts.

PROFESSIONAL INFORMATION
- ------------------------

Professional Information revenues and operating profit were as follows (dollars in thousands):

                                           FIRST QUARTER
                                   -----------------------------
                                     1996     CHANGE      1995
                                   --------   -------   --------
Revenues                           $237,074      6.2%   $223,338
                                   ========             ========
Operating Profit                   $ 13,161     50.6%   $  8,738
                                   ========             ========

First quarter 1996 Professional Information revenues grew over the prior year quarter due principally to higher revenues at Mosby-Year Book, the Company's health science publisher, and Jeppesen Sanderson, the Company's flight information business. Segment operating profit in the first quarter of 1996 improved over the prior year as a result of higher operating profit in Mosby's consumer health information business, which benefited from 1995 acquisitions, earnings growth at Jeppesen Sanderson and lower seasonal first-quarter losses in higher education publishing, while results at Matthew Bender stabilized. Because the sales cycle in higher education publishing is highly seasonal, operating losses in this business are typically reported in the first quarter with peak revenue and operating profit results attained in the third and fourth quarters.

CONSUMER MEDIA
- --------------

Consumer Media revenues and operating profit were as follows (dollars in thousands):

                                           FIRST QUARTER
                                   -----------------------------
                                    1996      CHANGE      1995
                                   -------    -------   --------
Revenues                           $74,757        .5%    $74,369
                                   =======               =======
Operating Profit (Loss)            $ 1,298       100+    $(2,820)
                                   =======               =======

Consumer Media generated operating profit in the first quarter of 1996, compared with an operating loss in 1995, largely due to cost reductions at Times Mirror Magazines resulting from the 1995 restructuring and other cost reduction programs. Revenues in the 1996 first quarter were up less than one percent from the prior year quarter, as weakness in advertising revenues at certain magazine titles slowed revenue growth.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Capital expenditures in 1996 are expected to total approximately $140 million for the full year, compared to the $128.6 million spent in 1995. The 1996 anticipated increase in capital expenditures is the result of office space consolidation planned in connection with the 1995 restructuring program.

Total debt at March 31, 1996 of $299.3 million increased $51.1 million from the year-end 1995 level primarily due to the issuance of Premium Equity Participating Securities (PEPS) due March 15, 2001. As described in Note 8 to the Condensed Consolidated Financial Statements, the PEPS hedge a significant portion of the Company's investment in Netscape Communications Corporation common stock.

In December 1995, the Board of Directors authorized the repurchase of 12 million shares of common stock over the next three years. Repurchases are expected to be made from time-to-time in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. The common shares purchased are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In connection with this program, the Company may from time-to-time sell put options on its common stock. During the first quarter of 1996, the Company repurchased 1.8 million shares of common stock for an aggregate cost of $64.5 million and issued 200,000 put options for proceeds of approximately $176,000.

The Company's cash requirements are funded primarily by its operating activities. The Company also obtains external financing through the issuance of fixed rate debt and has unsecured long-term revolving bank lines of credit with commitments totaling $400 million at March 31, 1996. In addition to loans, these lines of credit may be used to support a commercial paper program which was established in late 1995. There was no commercial paper outstanding at March 31, 1996. Future commercial paper issuances or other debt drawdowns are expected to be used for short-term or other periodic cash requirements.

CASH FLOWS
- ----------
During the first quarter of 1996, the Company generated $43.3 million in net cash from continuing operating activities, compared with $25.5 million for the same period in 1995. The increased cash flow in 1996 is largely attributable to the increase in operating profit and decreases in accounts receivable and taxes paid compared to the prior-year period. A total of $67.3 million was spent for restructuring-related actions in the 1996 first quarter compared to $8.9 million in the prior-year.

Net cash provided by investing activities of continuing operations during the first quarter of 1996 was $2.0 million, compared to $970.0 million in the 1995 first quarter. The 1995 period included proceeds of $1.225 billion from the disposition of the cable television operations. Capital expenditures of $26.9 million in the 1996 first quarter were about the same as the prior year while cash of $3.1 million used for acquisitions in the first quarter of 1996 was significantly lower than the $48.4 million spent in the prior-year period. Capitalized product costs in the first quarter of 1996 of $14.3 million were slightly less than the $18.7 million capitalized in the prior year. Proceeds of $48.8 million from a reduction in marketable securities benefited the 1996 first quarter while $162.3 million was used to purchase marketable securities in the first quarter of 1995.

For the first quarter of 1996, net cash used in financing activities of $107.5 million was significantly lower than the $622.7 million used in the first quarter of 1995. During the first quarter of 1995, the Company repaid $588.1 million of its debt using proceeds from the cable transaction. Cash of $155.7 million used for 1996 share repurchases, and to settle year-end 1995 share repurchases, more than offset the $65.6 million received from the issuance of securities and the exercise of stock options as well as a $17.3 million reduction in dividends paid to shareholders.

DIVIDENDS
- ---------

Since June 1995, the Company has paid a quarterly dividend of 6 cents per share on its common stock. On May 9, 1996, the Board of Directors approved an increase in the quarterly dividend to 10 cents per share on its common stock, beginning with the June 10, 1996 payment date.

Dividend requirements on Series A preferred stock were $8.2 million and $2.8 million in the first quarter of 1996 and 1995, respectively, while dividend requirements on Series B preferred stock were $2.7 million and $1.9 million, respectively. Both series of preferred stock accrued dividends beginning March 1, 1995. In addition, the Company repurchased nearly 8.8 million shares of Series B preferred stock during the last part of 1995. The Series B preferred stock will be converted into Series A common stock on April 1, 1998, unless previously redeemed by the Company.




FORWARD-LOOKING STATEMENTS
- --------------------------

The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 14 to the Condensed Consolidated Financial Statements.

                           THE TIMES MIRROR COMPANY


PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------


         No material legal proceedings are pending.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a) Exhibits
             --------


             11. Computation of Earnings Per Share.
             12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to
                 Fixed Charges and Preferred Stock Dividends.
             27. Financial Data Schedule.


         (b) Reports on Form 8-K
             -------------------

             A report on Form 8-K dated March 13, 1996 announced the Company's plan to explore its strategic alternatives for higher education publishing and CRC Press. A copy of the related press release was included in such filing.

             A report on Form 8-K dated March 19, 1996 announced that the Company had entered into an Underwriting Agreement on March 13, 1996 with Morgan Stanley & Co., Incorporated relating to the issuance and sale of the Company's 4-1/4% Premium Equity Participating Securities due March 15, 2001 (the "PEPS"). The Company also announced the completion of the issuance and sale of the PEPS on March 19, 1996, and the issuance of the PEPS pursuant to an Indenture dated as of March 19, 1996 between the Company and Citibank, N.A., as trustee. Copies of related documents were included in such filing.

                           THE TIMES MIRROR COMPANY


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing in his capacity as Registrant's chief accounting officer.



                                         THE TIMES MIRROR COMPANY


Date: May 15, 1996                      By /s/ Thomas Unterman
                                           ------------------------------------
                                           Thomas Unterman
                                           Senior Vice President and
                                           Chief Financial Officer