Form 10-Q
period 1996-06-30
TIMES MIRROR CO /NEW/
filed 1996-08-14
CIK 925260

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      OR

             [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________________  to __________________
                        Commission File Number 1-13492

                               ----------------

                           THE TIMES MIRROR COMPANY

      STATE OF INCORPORATION: DELAWARE               I.R.S. EMPLOYER ID. NO. 95-4481525

                               ----------------

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

                                Yes [X]  No [_]

Number of shares of Series A Common Stock outstanding at August 8, 1996:
73,707,197
Number of shares of Series C Common Stock outstanding at August 8, 1996:
27,443,286

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

                           THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                 SECOND QUARTER ENDED     YEAR TO DATE ENDED
                                        JUNE 30                 JUNE 30
                                 ----------------------  ----------------------
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
REVENUES.......................  $  837,295  $  843,078  $1,644,054  $1,616,748
COSTS AND EXPENSES:
 Cost of sales.................     434,746     458,419     881,022     880,619
 Selling, general and
  administrative expenses......     318,260     329,533     628,515     651,522
 Restructuring charge..........                                           3,223
                                 ----------  ----------  ----------  ----------
                                    753,006     787,952   1,509,537   1,535,364
OPERATING PROFIT...............      84,289      55,126     134,517      81,384
Interest expense...............      (8,583)     (5,007)    (15,990)    (13,739)
Interest income................       1,175       8,490       3,131      14,882
Other, net.....................       2,594      (2,648)      5,888       4,886
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations before income
 taxes.........................      79,475      55,961     127,546      87,413
Income taxes...................      33,452      26,750      55,486      41,852
                                 ----------  ----------  ----------  ----------
Income from continuing
 operations....................      46,023      29,211      72,060      45,561
Discontinued operations........                  (3,165)              1,634,477
Cumulative effect of changes in
 accounting principles,
 net of income tax benefit of
 $8,817........................                                         (12,724)
                                 ----------  ----------  ----------  ----------
NET INCOME.....................  $   46,023  $   26,046  $   72,060  $1,667,314
                                 ==========  ==========  ==========  ==========
Preferred dividend
 requirements..................  $   10,911  $   13,836  $   21,822  $   18,566
                                 ==========  ==========  ==========  ==========
Earnings available to common
 shareholders..................  $   35,112  $   12,210  $   50,238  $1,648,748
                                 ==========  ==========  ==========  ==========
Primary earnings per share:
 Continuing operations.........  $      .33  $      .14  $      .47  $      .23
 Discontinued operations.......                    (.03)                  13.81
 Cumulative effect of
  accounting changes, net......                                            (.11)
                                 ----------  ----------  ----------  ----------
Primary earnings per share.....  $      .33  $      .11  $      .47  $    13.93
                                 ==========  ==========  ==========  ==========
Fully diluted earnings per
 share.........................  $    *      $    *      $    *      $    12.71
                                 ==========  ==========  ==========  ==========

- --------
* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

           See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1996         1995
                                                       ----------  ------------
                                                       (UNAUDITED)
ASSETS
Current Assets
 Cash and cash equivalents............................ $   64,573   $  182,901
 Marketable securities................................     10,205       72,806
 Accounts receivable, less allowance for doubtful
  accounts and returns of $65,730 and $79,536.........    477,963      561,828
 Inventories..........................................    167,072      173,568
 Deferred income taxes................................     91,789      134,395
 Other current assets.................................     93,176      122,539
                                                       ----------   ----------
  Total Current Assets................................    904,778    1,248,037

Property, plant and equipment, at cost less
 accumulated depreciation of $940,788 and $903,608....  1,174,991    1,174,831
Goodwill..............................................    644,943      651,745
Other intangibles.....................................     82,226       84,186
Deferred charges......................................    220,772      199,188
Other assets..........................................    501,152      459,172
                                                       ----------   ----------
                                                       $3,528,862   $3,817,159
                                                       ==========   ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1996         1995
                                                       ----------  ------------
                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable..................................... $  317,584   $  395,292
 Employees' compensation..............................     95,191      118,111
 Unearned income......................................    225,674      222,893
 Other current liabilities............................    188,578      298,894
                                                       ----------   ----------
  Total Current Liabilities...........................    827,027    1,035,190
Long-term debt........................................    318,492      247,934
Deferred income taxes.................................    115,979      140,087
Other liabilities.....................................    582,910      587,712
                                                       ----------   ----------
  Total Liabilities...................................  1,844,408    2,010,923
Common stock subject to put options...................     23,965
Commitments and contingencies
Shareholders' Equity
 Series A preferred stock, $1 par value; 900,000
  shares authorized; 824,000 shares issued; stated at
  liquidation value...................................    411,784      411,784
 Series B preferred stock, $1 par value; 25,000,000
  shares authorized; 7,789,000 shares issued; stated
  at liquidation value................................    164,595      164,595
 Preferred stock, $1 par value; 7,100,000 shares
  authorized; no shares issued
 Common stock
  Series A, $1 par value; 500,000,000 shares
   authorized; 75,148,000 and 77,765,000 shares
   issued.............................................     75,148       77,765
  Series B, $1 par value; 100,000,000 shares
   authorized; no shares issued
  Series C, convertible, $1 par value; 300,000,000
   shares authorized; 27,479,000 and 27,933,000 shares
   issued.............................................     27,479       27,933
 Additional paid-in capital...........................    201,835      192,266
 Retained earnings....................................    724,986      875,981
 Net unrealized gain on securities....................     54,662       55,912
                                                       ----------   ----------
  Total Shareholders' Equity..........................  1,660,489    1,806,236
                                                       ----------   ----------
                                                       $3,528,862   $3,817,159
                                                       ==========   ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          YEAR TO DATE ENDED
                                                               JUNE 30
                                                         ---------------------
                                                           1996        1995
                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by continuing operating activities... $ 142,380  $   62,206
 Net cash provided by (used in) discontinued operating
  activities............................................   (12,671)      1,263
                                                         ---------  ----------
  Net cash provided by operating activities.............   129,709      63,469

CASH FLOWS FROM INVESTING ACTIVITIES
 Changes in marketable and long-term securities.........    57,485    (368,195)
 Capital expenditures...................................   (56,698)    (56,678)
 Capitalization of product costs........................   (36,544)    (39,943)
 Acquisitions, net of cash acquired.....................    (5,913)    (58,413)
 Proceeds from disposal of cable television operations..             1,225,013
 Proceeds from sales of assets..........................                 5,428
 Other, net.............................................    (1,806)    (10,238)
                                                         ---------  ----------
 Net cash provided by (used in) investing activities of
  continuing operations.................................   (43,476)    696,974
 Net cash used in investing activities of discontinued
  operations............................................               (22,044)
                                                         ---------  ----------
  Net cash provided by (used in) investing activities...   (43,476)    674,930

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of common and preferred stock..............  (273,418)
 Proceeds from issuance of premium equity participating
  securities............................................    51,221
 Dividends paid.........................................   (38,517)    (57,482)
 Proceeds from exercise of stock options................    22,547
 Principal repayments of other debt.....................      (126)   (100,360)
 Net proceeds (repayment) of commercial paper and short-
  term borrowings.......................................    33,000    (488,010)
 Other, net.............................................       732       1,528
                                                         ---------  ----------
  Net cash used in financing activities.................  (204,561)   (644,324)
                                                         ---------  ----------
Increase (decrease) in cash and cash equivalents........  (118,328)     94,075
Cash and cash equivalents at beginning of year..........   182,901      81,944
                                                         ---------  ----------
Cash and cash equivalents at end of period.............. $  64,573  $  176,019
                                                         =========  ==========

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

  Certain amounts in previously issued financial statements have been reclassified to conform to the second quarter 1996 presentation. Financial information in the Notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

NOTE 2 -- CHANGES IN ACCOUNTING PRINCIPLES

  Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes, or $.04 per share) as of January 1, 1995. The effect of this change on second quarter and first half 1995 net income before cumulative effect of changes in accounting principles was not significant.

  Effective January 1, 1995, the Company adopted the Financial Accounting Standards Board's Practice Bulletin 13, "Direct-Response Advertising and Probable Future Benefits," which clarified the accounting for direct-response advertising costs. The Company recorded a cumulative charge of $14,169,000 ($8,213,000 net of taxes, or $.06 per share) as of January 1, 1995. The effect of this change on second quarter and first half 1995 net income before cumulative effect of changes in accounting principles was not significant.

NOTE 3 -- REORGANIZATION

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

NOTE 4 -- DISCONTINUED OPERATIONS

  Discontinued operations include cable programming, consumer multimedia, an electronic shopping joint venture and cable television. The cable programming business, consumer multimedia business and the joint venture were discontinued during the third quarter of 1995. The cable television operations were disposed of on February 1, 1995 in connection with the reorganization described in Note 3, for a nontaxable gain of $1.634 billion, or $13.80 per share.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

  The combined results of operations of these businesses have been reported as discontinued operations. The income (loss) from discontinued operations is as follows (in thousands):

                                                    SECOND QUARTER YEAR TO DATE
                                                        ENDED          ENDED
                                                    JUNE 30, 1995  JUNE 30, 1995
                                                    -------------- -------------
Revenues...........................................    $   215      $   42,475
                                                       -------      ----------
Income (loss) before income taxes..................     (5,389)          2,090
Income tax provision (benefit).....................     (2,224)          1,907
                                                       -------      ----------
Net income (loss)..................................     (3,165)            183
Net gain on disposal...............................                  1,634,294
                                                       -------      ----------
Total discontinued operations......................    $(3,165)     $1,634,477
                                                       =======      ==========

NOTE 5 -- RESTRUCTURING

  At June 30, 1996, the Company had restructuring liabilities of $183,075,000, of which $89,130,000 is included in "Other current liabilities" and $93,945,000 is included in "Other liabilities" in the condensed consolidated balance sheet.

  Cash spent for restructuring program actions was $74,674,000 during the year to date ended June 30, 1996, of which $33,220,000 was for severance payments. As of June 30, 1996, approximately 2,400 full-time equivalent employees had terminated employment under the 1995 restructuring program. The remaining liability for severance costs at June 30, 1996 aggregated $30,856,000.

NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments during the year to date ended June 30, 1996 and 1995 included interest, net of amounts capitalized, of $11,569,000 and $15,834,000 and income taxes of $22,243,000 and $38,890,000, respectively.

  The reorganization described in Note 3 resulted in the following non-cash transactions during the year to date ended June 30, 1995 (in thousands):

Fair value of Cox Class A common stock issued to noncontrolling shareholders and accounted for as a partial redemption of certain shareholder interests................................................ $932,000
Transfer of debt, related interest and other liabilities to Cox.......  133,257
Exchange of debentures................................................  246,965
Issuance of Series A preferred stock..................................  411,784
Exchange of common stock for Series B preferred stock.................  349,954
Retirement of treasury stock..........................................   61,543

NOTE 7 -- OTHER, NET

  Other, Net in 1995 includes a first quarter gain of $7,163,000, or $4,500,000 ($.04 per share) after taxes, and a second quarter loss of $3,645,000, or $2,149,000 ($.02 per share) after taxes, on asset sales.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 8 -- DEBT

  Short-term debt consisted of the following (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            1996        1995
                                                          --------  ------------
Commercial paper at a weighted average interest rate of
 5.5% ..................................................  $ 33,000
Current maturities of long-term debt ...................       250    $    253
                                                          --------    --------
                                                          $ 33,250    $    253
                                                          ========    ========
Long-term debt is summarized as follows (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            1996        1995
                                                          --------  ------------
7 1/4% Debentures due March 1, 2013.....................  $148,215    $148,215
7 1/2% Debentures due July 1, 2023......................    98,750      98,750
4 1/4% PEPS due March 15, 2001; 1,305,000 securities
 stated at the current maturity value of approximately
 $54.13 per security....................................    70,643
Others at various interest rates, maturing through 2001.     1,134       1,222
                                                          --------    --------
                                                           318,742     248,187
Less current maturities.................................      (250)       (253)
                                                          --------    --------
Long-term debt..........................................  $318,492    $247,934
                                                          ========    ========

  In March 1996, the Company issued 1,305,000 securities, designated as "4 1/4% Premium Equity Participating Securities (PEPS)" for gross proceeds of $39.25 per security. This obligation hedges a significant portion of the Company's investment in common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. As a result, the maturity value will generally move in tandem with changes in the fair market value of the Netscape stock. The PEPS obligation is recorded (a) at its maturity value or (b) at the issuance price of $39.25 if the fair market value of Netscape common stock is between $39.25 and $45.14. At June 30, 1996, the fair market value of Netscape common stock was $62.25 per share and the maturity value at that date, which is determined by a formula, is 86.96% of the fair market value.

  In early May 1996, the Company terminated an interest rate swap as well as its two forward swap agreements. The net cash payment related to the termination of these agreements was not significant. At the completion of these transactions, the Company had one interest rate swap outstanding for a notional amount of $100,000,000, expiring in 2023, which exchanges payments to the Company at a fixed rate of 7 3/8% for payments by the Company at a variable rate based generally on LIBOR.

NOTE 9 -- EARNINGS AND DIVIDENDS PER SHARE

  Primary earnings per share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used for primary earnings per share totaled 107,415,000 and 113,192,000 for the quarters ended June 30, 1996 and 1995, respectively, and 107,561,000 and 118,386,000 for the year to date ended June 30, 1996 and 1995, respectively.

  Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements for Series A preferred stock, by the weighted average number of shares of common stock and common stock equivalents outstanding, assuming that the Series B preferred stock outstanding at the end of the 1996 and 1995

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

second quarters was converted to common stock on a one-for-one basis on January 1, 1996 and March 1, 1995, respectively. The weighted average number of shares for fully diluted earnings per share is 115,343,000 and 130,320,000 for the quarters ended June 30, 1996 and 1995, respectively, and 115,994,000 and 130,282,000 for the year to date ended June 30, 1996 and 1995, respectively.

  Cash dividends of $.10 and $.06 per share of common stock were declared in the quarters ended June 30, 1996 and 1995, respectively.

NOTE 10 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial instruments consist of the following (in thousands):

                                          JUNE 30, 1996      DECEMBER 31, 1995
                                       -------------------- -------------------
                                       CARRYING             CARRYING
                                         VALUE   FAIR VALUE  VALUE   FAIR VALUE
                                       --------- ---------- -------- ----------
Assets:
 Investments.......................... $ 120,499  $120,499  $102,663  $102,663
Liabilities:
 Long-term debt.......................   318,492   315,234   247,934   273,582
Off Balance Sheet:
 Unrealized net gain on interest rate
  swaps...............................       --      7,350       --     19,478

  Investments are comprised of investments in equity securities, which are classified as available-for-sale, and are carried at fair value in the condensed consolidated balance sheets. Fair value is based on estimated or quoted market prices. The cost of these investments was $7,937,000 at June 30, 1996 and December 31, 1995. The unrealized gain is reported as a separate component of shareholders' equity, net of applicable income taxes. The fair value of short-term debt approximates carrying value due to its short-term nature.

NOTE 11 -- STOCK REPURCHASE PROGRAM

  The Company's stock repurchase program, which includes the issuance of put options from time to time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The Company repurchased 4,611,000 shares of common stock during the first half of 1996 for an aggregate cost of $182,796,000. In connection with 1,500,000 of the shares repurchased during the second quarter of 1996, the Company entered into a series of put and call transactions which will average the cost of these repurchases over the remainder of the year. The strike prices are approximately $40.83 for puts and approximately $42.92 for calls. The fair value of these instruments was not significant at June 30, 1996.

  During the first half of 1996, the Company issued 700,000 put options with an average strike price of $39.49. The cash received from the sale of these put options was not significant. The put options, which have various 1996 expiration dates, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under the 600,000 put options outstanding at June 30, 1996 has been transferred from shareholders' equity to "Common stock subject to put options."

NOTE 12 -- STOCK OPTIONS

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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


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

NOTE 15 -- CONTINGENT LIABILITIES

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

NOTE 16 -- SUBSEQUENT EVENTS

  On July 3, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, entered into an Exchange Agreement pursuant to which The McGraw-Hill Companies, Inc. agreed to sell all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby relating to Mosby's college-level life and physical science text business,
(iii) certain assets and liabilities of Times Mirror International Publishers-- U.S., Inc. and affiliated entities relating to the Company's college text business and (iv) a cash payment. Revenues of these businesses represented approximately 5 percent and 7 percent of consolidated revenues of the Company for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. This transaction is subject to approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and to other closing conditions. It is anticipated that the transaction will close during the third quarter of 1996, at which point, Shepard's is expected to be contributed to a new 50/50 partnership between the Company and Reed Elsevier Inc., as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and Lexis-Nexis, a Reed Elsevier subsidiary and provider of full-text online information services in the legal, news, business and government areas.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL

  Strong gains in operating results for the second quarter of 1996 were primarily due to significant reductions in operating expenses achieved through the Company's 1995 restructuring and other cost reduction programs, as well as a decline in newsprint expense. In the second half of 1996, a slower rate of year over year improvement in operating results is expected compared to the first half of 1996, because the restructuring program began in the third quarter of 1995 and expense reductions will have a smaller impact on the Company's seasonally larger third and fourth quarters. As further discussed under the Professional Information Outlook, operating results for the second half of 1996 will also be affected by various actions being contemplated primarily due to the expected sale of the Company's college publishing businesses.

NEWSPAPER PUBLISHING OUTLOOK

  In the second quarter of 1996, the operating performance of the Newspaper Publishing segment improved significantly as lower advertising revenues were more than offset by the decline in operating expenses resulting from last year's restructuring and other cost reduction programs. Also, beginning in March 1996, newsprint prices have fallen steadily after rising by more than 80 percent since the first quarter of 1994. Further newsprint price reductions were announced by newsprint suppliers in July 1996 and, based on these new prices, third quarter 1996 average prices are expected to be lower than the average prices in the third quarter of 1995. Such price reductions, combined with anticipated lower newsprint consumption, is expected to decrease newsprint expense in the third quarter of 1996 compared to the third quarter of 1995. This trend is expected to continue for the remainder of the year and coupled with lower consumption due to five fewer days in the fourth quarter of 1996, newsprint expense could experience a double-digit decline in the fourth quarter of 1996.

  Newspaper Publishing revenues in the second quarter of 1996 reflected lower local advertising revenues, primarily due to grocery and department store consolidations in Southern California as well as softening of local advertising in Baltimore. This trend is expected to continue for the remainder of 1996. Circulation revenues, which rose marginally in the first half of 1996, may be lower year over year as price reductions may not be offset by the higher circulation levels expected to be generated from promotional campaigns. A major promotional campaign to increase circulation at the Los Angeles Times, including a reduced single copy price in certain markets, will temper circulation revenue growth although the lower price has increased single copy sales in the promotional areas by more than 20 percent.

  Overall, the Newspaper Publishing segment is expected to experience year over year profit margin expansion given the outlook for more favorable newsprint pricing and the 1995 restructuring and other expense reductions.

PROFESSIONAL INFORMATION OUTLOOK

  In July 1996, Times Mirror signed a definitive agreement with The McGraw-Hill Companies, Inc. to acquire Shepard's/McGraw-Hill, Inc. (Shepard's), a legal citation service business, in exchange for Times Mirror's college publishing businesses and additional consideration. In addition, Times Mirror and Reed Elsevier Inc. announced that Shepard's would be contributed to a new 50/50 partnership between the Company and Reed Elsevier, as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and Lexis-Nexis, a Reed Elsevier subsidiary and provider of full-text online information services in the legal, news, business and government areas. Times Mirror's college publishing businesses are comprised of business and economics publisher Richard D. Irwin; business professional publisher IPRO; life and physical science publisher Wm. C. Brown Publishers; social science and humanities publisher Brown & Benchmark Publishers; and the related college life and physical science publications of Mosby-Year Book, Inc.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  In connection with these transactions, Times Mirror expects to report a gain in the third quarter of 1996, the amount of which will be determined by an independent third party appraisal of the value of the exchanged companies. This gain is expected to be largely offset by significant nonrecurring expenses (a) at Mosby-Year Book, Inc. as a result of the disposition of its college publishing business, (b) for the realignment of the scope and scale of the remaining international sales, marketing and book distribution operations and (c) for certain other aspects of the segment's operations. The Company's divestiture of these college publishing businesses will have a material impact on the results of this segment in 1996, not only in reduced revenue in the third and fourth quarters of 1996, but also in the international revenues and expenses of the ongoing health science publishing businesses of Mosby-Year Book, Inc. The 1996 outlook for other businesses in this segment remains favorable, with growth expected at Jeppesen Sanderson, the Company's flight information business; improved results in the training group; and continued stabilization of operating performance at Matthew Bender, the Company's legal publisher.

CONSUMER MEDIA OUTLOOK

  Advertising revenues, excluding special publications in both years, are expected to be flat year over year, continuing the trend of the first and second quarters of 1996. While newsstand sales of special interest magazines have increased during the first half of 1996, subscription revenues have declined. These circulation trends are expected to continue for the remainder of 1996. The anticipated decline in subscriptions, reflecting lower rate bases for two magazines as well as new subscription response rates that continue to lag the prior year's, is expected to more than offset any improvement in newsstand sales.

CONSOLIDATED RESULTS OF OPERATIONS

  The following table summarizes Times Mirror's financial results (dollars in thousands, except per share amounts):

                                      SECOND QUARTER         YEAR TO DATE
                                     ------------------  ----------------------
                                       1996      1995       1996        1995
                                     --------  --------  ----------  ----------
Revenues...........................  $837,295  $843,078  $1,644,054  $1,616,748
Operating profit...................    84,289    55,126     134,517      81,384
Interest expense...................    (8,583)   (5,007)    (15,990)    (13,739)
Interest income....................     1,175     8,490       3,131      14,882
Income from continuing operations..    46,023    29,211      72,060      45,561
Net income (loss) from discontinued
 operations........................              (3,165)                    183
Net gain on disposal of cable
 television........................                                   1,634,294
Cumulative effect of changes in
 accounting
 principles........................                                     (12,724)
Net income.........................    46,023    26,046      72,060   1,667,314
Preferred dividend requirements....    10,911    13,836      21,822      18,566
Earnings available to common
 shareholders......................    35,112    12,210      50,238   1,648,748
Primary earnings per share from
 continuing
 operations........................  $    .33  $    .14  $      .47  $      .23
Primary earnings per share.........  $    .33  $    .11  $      .47  $    13.93

  Consolidated revenues for the second quarter of 1996 declined by less than 1 percent compared to the second quarter of 1995 while revenues for the first half of 1996 increased 1.7 percent compared to the same prior year period. Advertising revenue at the newspapers and magazines declined during the second quarter of 1996 while most of the Professional Information companies achieved higher revenues in 1996.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Consolidated operating profit in the second quarter and first half of 1996 increased 52.9 percent and 65.3 percent, respectively, from the prior year periods, primarily reflecting the improvement in the Newspaper Publishing segment. Operating results improved in all business segments, due principally to greater than expected cost savings resulting from the 1995 restructuring and other cost reduction programs.

  Income from continuing operations in the second quarter of 1996 increased
57.6 percent, as compared to the second quarter of 1995, which included an after-tax loss on an asset sale of $2.1 million or $.02 per share. Excluding the 1995 loss on asset sale, income from continuing operations in the second quarter of 1996 would have increased 46.8 percent. Higher operating profit for the second quarter and the first half of 1996 was partially offset by an increase in interest expense and lower interest income, reflecting higher debt levels and reductions in interest earning investments compared to 1995. These investments were substantially reduced, beginning in the latter part of 1995, due to the cash requirements of the restructuring program and share repurchases.

  Net income in the 1996 second quarter was $46.0 million, or $.33 per share, compared with $26.0 million, or $.11 per share, in the second quarter of 1995. The 1995 second quarter included a loss of $3.2 million, or $.03 per share, from the Company's discontinued multimedia operations. Net income for the first half of 1995 included a gain of $1.634 billion, or $13.80 per share, on the first quarter 1995 disposition of the Company's discontinued cable television operations as well as an after-tax charge of $12.7 million, or $.11 per share, for accounting changes.

ANALYSIS BY SEGMENT

  The following sections discuss the revenues and operating results of the Company's principal lines of business. All comments, except as noted, apply to both the second quarter and first half of 1996 compared to the same prior year periods.

NEWSPAPER PUBLISHING

  Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                               SECOND QUARTER               YEAR TO DATE
                          ------------------------- ----------------------------
                            1996   CHANGE    1995      1996    CHANGE    1995
                          -------- ------  -------- ---------- ------ ----------
Revenues
 Advertising............  $391,346  (2.6)% $401,737 $  761,270    .3% $  758,698
 Circulation............   113,235   (.7)   114,072    226,486   1.1     223,975
 Other..................    12,519  16.2     10,778     24,280  21.0      20,066
                          --------         -------- ----------        ----------
                          $517,100  (1.8)  $526,587 $1,012,036    .9  $1,002,739
                          ========         ======== ==========        ==========
Operating profit........  $ 75,965  43.1   $ 53,093 $  126,960  43.6  $   88,438
Operating profit
 excluding restructuring
 charge.................  $ 75,965  43.1   $ 53,093 $  126,960  38.5  $   91,661

  Newspaper Publishing revenues in the second quarter of 1996 declined slightly over the second quarter of 1995, reflecting lower advertising revenues due to the closure of the New York City edition of Newsday in mid-July 1995, reduced advertising linage at the Los Angeles Times resulting from consolidation of department stores and supermarket chains in Southern California, and weakness in local advertising in Baltimore. For the first half of 1996, advertising revenues were flat although six additional weekdays were included in 1996. Second

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter 1996 circulation revenues decreased from the prior year due principally to the closure of New York Newsday. Circulation revenues for the first half of 1996 improved from the same period in 1995, as price increases for home deliveries at most newspapers and the six additional weekdays included in 1996 more than offset the decline in revenues resulting from the closure of New York Newsday.

  Operating profit for the Newspaper Publishing segment rose substantially in the 1996 second quarter, led by strong results at The Times and Newsday, the Company's two largest newspapers. The operating profit margin in the second quarter of 1996 expanded to 14.7 percent from 10.1 percent in the prior year. Newsprint expense, accounting for more than 20 percent of the operating costs of this segment in the second quarter and first half of both years, declined slightly in the second quarter of 1996 as higher average per-ton prices were offset by lower consumption levels. Other costs decreased by approximately 8 percent in the second quarter of 1996 compared to the second quarter of 1995 as a result of various cost reduction measures. Excluding a restructuring charge in 1995, operating profit for the first half of 1996 increased 38.5 percent, reflecting the overall reduction in the cost base.

PROFESSIONAL INFORMATION

  Professional Information revenues and operating profit were as follows (dollars in thousands):

                             SECOND QUARTER               YEAR TO DATE
                        --------------------------  --------------------------
                          1996    CHANGE    1995      1996    CHANGE    1995
                        --------  ------  --------  --------  ------  --------
Revenues............... $256,949    2.7%  $250,101  $494,023    4.3%  $473,439
Operating profit....... $ 27,244   18.6   $ 22,981  $ 40,405   27.4   $ 31,719

  Professional Information revenue growth continued, but at a slower pace in 1996. For the first half of 1996, revenues increased due principally to higher revenues at Mosby-Year Book, Inc., the Company's health science publisher, which benefited from 1995 acquisitions; and Jeppesen Sanderson, the Company's flight information business; and the training companies. Segment operating profit in the second quarter of 1996 improved over the second quarter of 1995 reflecting strong performances by the business lines of this segment.

CONSUMER MEDIA

  Consumer Media revenues and operating losses were as follows (dollars in thousands):

                             SECOND QUARTER               YEAR TO DATE
                        --------------------------  --------------------------
                          1996    CHANGE    1995      1996    CHANGE    1995
                        --------  ------  --------  --------  ------  --------
Revenues............... $ 63,365   (5.0)% $ 66,693  $138,122   (2.1)% $141,062
Operating loss......... $ (1,857)  31.6   $ (2,713) $   (559)  89.9   $ (5,533)

  Consumer Media revenues declined modestly in the second quarter of 1996, as lower advertising and subscription revenues at Times Mirror Magazines depressed results. The lower advertising revenue at the magazines was due to the absence of special publications, such as Ocean Planet, which benefited 1995 results. Excluding the special publications in both years, advertising revenue for the 1996 second quarter and year to date was flat with the prior year periods. Despite lower revenues, the 1996 second quarter operating loss was lower than the second quarter of 1995 largely as a result of the 1995 restructuring and other cost reduction programs.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures in 1996 are expected to total approximately $140 million for the full year, compared to $128.6 million spent in 1995. Approximately $25 million of the expected 1996 capital expenditures are related to relocations that follow the 1995 restructuring program.

  Total debt of $351.7 million at June 30, 1996 increased approximately $100 million from the year end 1995 level due to the issuance of commercial paper and Premium Equity Participating Securities (PEPS). As described in Note 8 to the Condensed Consolidated Financial Statements, the PEPS hedge a significant portion of the Company's investment in Netscape Communications Corporation common stock.

  In December 1995, the Board of Directors authorized the repurchase of 12 million shares of common stock over the next three years. Repurchases are expected to be made from time to time in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. The common shares purchased are intended, in part, to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In connection with this program, the Company may from time to time sell put options on its common stock. During the first half of 1996, the Company repurchased 4.6 million shares of common stock for an aggregate cost of $182.8 million and issued short-term put options for proceeds of approximately $732,000.

  The Company's cash requirements are funded primarily by its operating activities. The Company also obtains external financing through the issuance of commercial paper and fixed rate debt and has unsecured long-term revolving bank lines of credit with commitments totaling $400 million at June 30, 1996. In addition to loans, these lines of credit may be used to support a commercial paper program. At June 30, 1996, $33 million of commercial paper was outstanding. Future commercial paper issuances or other debt drawdowns are available to be used for short-term or other periodic cash requirements.

YEAR TO DATE CASH FLOWS

  Operating cash flow of $142.4 million generated from continuing operations in the first half of 1996 was more than double the $62.2 million of net cash from continuing operations reported in the same period in 1995. While the 1996 period benefited from an over 60 percent increase in operating profit as well as a significant decline in accounts receivable and taxes paid, the 1995 first half was impacted by substantial expenditures for newsprint, as higher inventory levels were built to mitigate continuing price increases. Cash spent on restructuring-related actions was $74.7 million in the first half of 1996.

  Net cash used by investing activities of continuing operations during the first half of 1996 was $43.5 million, while net cash provided by investing activities from continuing operations was $697.0 million in the first half of 1995. The 1995 period included proceeds from the disposition of the cable television operations. Capital expenditures of $56.7 million in the first half of 1996 were the same as the spending for the first half of 1995. Approximately $5.9 million in cash was utilized for acquisitions in the first half of 1996, significantly lower than the $58.4 million spent in the prior year period. Capitalized product costs in the first half of 1996 of $36.5 million were slightly less than the $39.9 million capitalized in the prior year period. Proceeds of $57.5 million from a reduction in marketable securities benefited the first half of 1996 while $368.2 million was used to purchase marketable securities in the first half of 1995.

  Financing activities in the first half of 1996 and 1995 required cash of $204.6 million and $644.3 million, respectively, as the Company bought back shares in 1996 and paid down debt in the 1995 period. Cash of

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$273.4 million used for first half 1996 share repurchases, including the settlement of year end 1995 repurchases, was partly offset by proceeds from the issuance of debt securities, including commercial paper, as well as cash received from the exercise of stock options. The first half of 1996 also benefited from a $24.9 million reduction in dividends paid to common shareholders, which declined compared with the prior year period, primarily due to lower dividend rates and a lower level of shares outstanding as a result of the share repurchase program which began in the third quarter of 1995. During the first half of 1995, the Company repaid $588.4 million of its debt using proceeds from the cable transaction and paid $57.5 million of dividends to shareholders.

DIVIDENDS

  On May 9, 1996, the Board of Directors approved an increase in the quarterly dividend to $.10 per share on its common stock, beginning with the June 10, 1996 payment date.

  Dividend requirements on Series A preferred stock were $16.5 million and $11.0 million in the first half of 1996 and 1995, respectively, while dividend requirements on Series B preferred stock were $5.3 million and $7.6 million, respectively. Both series of preferred stock accrued dividends beginning March 1, 1995. In addition, the Company repurchased nearly 8.8 million shares of Series B preferred stock during the last part of 1995. The Series B preferred stock will be converted into Series A common stock on April 1, 1998, unless previously redeemed by the Company.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 14 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                          BUSINESS SEGMENT INFORMATION

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                     SECOND QUARTER ENDED    YEAR TO DATE ENDED
                                            JUNE 30               JUNE 30
                                     --------------------  ----------------------
                                       1996        1995       1996        1995
                                     --------    --------  ----------  ----------
REVENUES
 Newspaper Publishing............... $517,100    $526,587  $1,012,036  $1,002,739
 Professional Information...........  256,949     250,101     494,023     473,439
 Consumer Media.....................   63,365      66,693     138,122     141,062
 Intersegment Revenues..............     (119)       (303)       (127)       (492)
                                     --------    --------  ----------  ----------
                                     $837,295    $843,078  $1,644,054  $1,616,748
                                     ========    ========  ==========  ==========
OPERATING PROFIT (LOSS)
 Newspaper Publishing............... $ 75,965    $ 53,093  $  126,960  $   88,438
 Professional Information...........   27,244      22,981      40,405      31,719
 Consumer Media.....................   (1,857)     (2,713)       (559)     (5,533)
 Corporate and Other................  (17,063)    (18,235)    (32,289)    (33,240)
                                     --------    --------  ----------  ----------
                                     $ 84,289    $ 55,126  $  134,517  $   81,384
                                     ========    ========  ==========  ==========
DEPRECIATION AND AMORTIZATION
 Newspaper Publishing............... $ 27,202    $ 28,145  $   53,837  $   56,321
 Professional Information...........   11,570      13,019      23,704      24,850
 Consumer Media.....................    1,871       2,314       3,672       4,981
 Corporate and Other................      298         445         592         932
                                     --------    --------  ----------  ----------
                                     $ 40,941    $ 43,923  $   81,805  $   87,084
                                     ========    ========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing............... $ 12,269    $ 17,382  $   26,906  $   27,833
 Professional Information...........   11,853       9,277      23,294      24,332
 Consumer Media.....................    4,481         476       4,812         630
 Corporate and Other................    1,184       2,364       1,686       3,883
                                     --------    --------  ----------  ----------
                                     $ 29,787    $ 29,499  $   56,698  $   56,678
                                     ========    ========  ==========  ==========

                                                           JUNE 30,   JUNE 30,
                                                             1996       1995
                                                          ---------- ----------
IDENTIFIABLE ASSETS
 Newspaper Publishing.................................... $1,839,242 $2,011,612
 Professional Information................................  1,096,076  1,108,817
 Consumer Media..........................................    292,718    392,383
 Corporate and Other.....................................    300,826    740,796
                                                          ---------- ----------
                                                          $3,528,862 $4,253,608
                                                          ========== ==========

                           THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  (a) The Company's Annual Meeting of Shareholders was held on May 9, 1996.

  (c) At the Annual Meeting of Shareholders, the following matters were voted upon: the election of six persons to Class I of the Board of Directors of the Company, the ratification of the appointment of Ernst & Young LLP, as independent auditors for the Company and its subsidiaries for the year ending December 31, 1996, the approval of The Times Mirror Company 1996 Management Incentive Plan, and the approval of The Times Mirror Company Non-Employee Directors Stock Plan.

  The result of the voting on matters presented at the Corporation's Annual Meeting of Shareholders were as follows:

                                                                         VOTES
   DESCRIPTION                                              VOTES FOR  WITHHELD
   -----------                                             ----------- ---------
   Election of Directors
    C. Michael Armstrong.................................. 329,184,531 5,311,180
    Gwendolyn Garland Babcock............................. 329,153,116 5,342,595
    Donald R. Beall....................................... 329,203,480 5,292,231
    Joan A. Payden........................................ 329,198,555 5,297,156
    Richard T. Schlosberg III............................. 329,020,682 5,475,029
    Warren B. Williamson.................................. 329,158,490 5,337,221

  There were no abstentions or broker non-votes on the elections of Directors.

                                                VOTES                  BROKER
DESCRIPTION                        VOTES FOR   AGAINST   ABSTENTIONS NON-VOTES
- -----------                       ----------- ---------- ----------- ----------
Ratification of the appointment
 of Ernst & Young LLP............ 329,410,673    169,206  4,915,832           0
Approval of the 1996 Management
 Incentive Plan.................. 293,265,335 25,130,679  5,967,187  10,132,510
Approval of the Non-Employee
 Directors Stock Plan............ 314,265,394  3,927,727  6,170,078  10,132,512

ITEM 5. OTHER INFORMATION

  On July 3, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, entered into an Exchange Agreement pursuant to which The McGraw-Hill Companies, Inc. agreed to sell all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby relating to Mosby's college-level life and physical science text business,
(iii) certain assets and liabilities of Times Mirror International Publishers--U.S., Inc. and affiliated entities relating to the Company's college text business and (iv) a cash payment. Revenues of these businesses represented approximately 5 percent and 7 percent of consolidated revenues of the Company for the six months ended June 30, 1996 and the year ended December 31, 1995, respectively. This transaction is subject to approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and to other closing conditions. It is anticipated that the transaction will close during the third quarter of 1996, at which point, Shepard's is expected to be contributed to a new 50/50 partnership between the Company and Reed Elsevier Inc. as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and Lexis-Nexis, a Reed Elsevier subsidiary and provider of full-text online information services in the legal, news, business and government areas.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      11. Computation of Earnings Per Share.

      12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

      27. Financial Data Schedule

  (b) No reports on Form 8-K were filed for the quarter ended June 30, 1996.