Form 10-Q
period 1996-09-30
TIMES MIRROR CO /NEW/
filed 1996-11-05
CIK 925260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                Yes [X]  No [_]

Number of shares of Series A Common Stock outstanding at October 31, 1996:
71,676,855
Number of shares of Series C Common Stock outstanding at October 31, 1996:
27,208,551

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE TIMES MIRROR COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Financial information herein, and management's discussion thereof, include consolidated data for The Times Mirror Company ("Registrant" or "Times Mirror") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                           THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                 THIRD QUARTER ENDED     YEAR TO DATE ENDED
                                     SEPTEMBER 30           SEPTEMBER 30
                                 ---------------------  ----------------------
                                   1996        1995        1996        1995
                                 ---------  ----------  ----------  ----------
REVENUES.......................  $ 885,561  $  864,797  $2,529,615  $2,481,545
COSTS AND EXPENSES:
 Cost of sales.................    456,237     473,127   1,337,259   1,353,746
 Selling, general and
  administrative expenses......    319,044     342,651     947,559     994,173
 Restructuring, impairment and
  one-time charges.............                379,451                 382,674
                                 ---------  ----------  ----------  ----------
                                   775,281   1,195,229   2,284,818   2,730,593
                                 ---------  ----------  ----------  ----------
OPERATING PROFIT (LOSS)........    110,280    (330,432)    244,797    (249,048)
Interest expense...............    (12,635)     (8,001)    (28,625)    (21,740)
Interest income................        358       7,467       3,489      22,349
Other, net.....................        543       5,324       6,431      10,210
                                 ---------  ----------  ----------  ----------
Income (loss) from continuing
 operations before income tax
 provision (benefit)...........     98,546    (325,642)    226,092    (238,229)
Income tax provision (benefit).     42,841     (82,730)     98,327     (40,878)
                                 ---------  ----------  ----------  ----------
Income (loss) from continuing
 operations....................     55,705    (242,912)    127,765    (197,351)
Discontinued operations........                (56,019)              1,578,458
Cumulative effect of changes in
 accounting principles, net of
 income tax benefit of $8,817..                                        (12,724)
                                 ---------  ----------  ----------  ----------
NET INCOME (LOSS)..............  $  55,705  $ (298,931) $  127,765  $1,368,383
                                 =========  ==========  ==========  ==========
Preferred dividend
 requirements..................  $  10,911  $   13,385  $   32,733  $   31,951
                                 =========  ==========  ==========  ==========
Premium paid for Series B pre-
 ferred stock redemptions......  $     --   $   21,267  $      --   $   21,267
                                 =========  ==========  ==========  ==========
EARNINGS (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS...........  $  44,794  $ (333,583) $   95,032  $1,315,165
                                 =========  ==========  ==========  ==========
Primary earnings (loss) per
 share:
 Continuing operations.........  $     .43  $    (2.48) $      .89  $    (2.17)
 Discontinued operations.......                   (.50)                  13.65
 Cumulative effect of
  accounting changes, net......                                           (.11)
                                 ---------  ----------  ----------  ----------
Primary earnings (loss) per
 share.........................  $     .43  $    (2.98) $      .89  $    11.37
                                 =========  ==========  ==========  ==========
Fully diluted earnings per
 share:
 Income before cumulative
  effect of changes in
  accounting principles........  $     .42  $    *      $    *      $    10.50
 Cumulative effect of
  accounting changes, net......                                           (.10)
                                 ---------  ----------  ----------  ----------
Fully diluted earnings per
 share.........................  $     .42  $    *      $    *      $    10.40
                                 =========  ==========  ==========  ==========

--------
* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

           See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Current Assets
 Cash and cash equivalents..........................  $   78,961    $  182,901
 Marketable securities..............................                    72,806
 Accounts receivable, less allowances for doubtful
  accounts and returns of $79,524 and $79,536.......     537,387       561,828
 Inventories........................................     167,257       173,568
 Deferred income taxes..............................      94,437       134,395
 Other current assets...............................      93,206       122,539
                                                      ----------    ----------
  Total Current Assets..............................     971,248     1,248,037
Property, plant and equipment, at cost less
 accumulated depreciation of $963,238 and $903,608..   1,189,030     1,174,831
Goodwill............................................     651,396       651,745
Other intangibles...................................      85,191        84,186
Deferred charges....................................     215,384       199,188
Other assets........................................     495,988       459,172
                                                      ----------    ----------
                                                      $3,608,237    $3,817,159
                                                      ==========    ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                                                     ------------- ------------
                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable...................................  $  340,009    $  395,292
 Short-term debt....................................     247,152           253
 Employees' compensation............................     104,261       118,111
 Unearned income....................................     207,131       222,893
 Other current liabilities..........................     126,189       298,641
                                                      ----------    ----------
  Total Current Liabilities.........................   1,024,742     1,035,190
Long-term debt......................................     300,461       247,934
Deferred income taxes...............................     126,742       140,087
Other liabilities...................................     594,919       587,712
                                                      ----------    ----------
  Total Liabilities.................................   2,046,864     2,010,923
Common stock subject to put options.................      31,041
Commitments and contingencies
Shareholders' Equity
 Preferred stock:
  Series A, $1 par value; 900,000 shares authorized;
   824,000 shares issued; stated at liquidation
   value............................................     411,784       411,784
  Series B, $1 par value; 25,000,000 shares
   authorized; 7,789,000 shares issued; stated at
   liquidation value................................     164,595       164,595
  Preferred stock, $1 par value; 7,100,000 shares
   authorized; no shares issued
 Common stock:
  Series A, $1 par value; 500,000,000 shares
   authorized; 71,729,000 and 77,765,000 shares
   issued...........................................      71,729        77,765
  Series B, $1 par value; 100,000,000 shares
   authorized; no shares issued
  Series C, convertible, $1 par value; 300,000,000
   shares authorized; 27,258,000 and 27,933,000
   shares issued....................................      27,258        27,933
 Additional paid-in capital.........................     208,338       192,266
 Retained earnings..................................     597,713       875,981
 Net unrealized gain on securities..................      48,915        55,912
                                                      ----------    ----------
  Total Shareholders' Equity........................   1,530,332     1,806,236
                                                      ----------    ----------
                                                      $3,608,237    $3,817,159
                                                      ==========    ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          YEAR TO DATE ENDED
                                                             SEPTEMBER 30
                                                         ---------------------
                                                           1996        1995
                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by continuing operating activities... $ 204,709  $  201,624
 Net cash used in discontinued operating activities.....   (19,705)     (8,503)
                                                         ---------  ----------
  Net cash provided by operating activities.............   185,004     193,121
CASH FLOWS FROM INVESTING ACTIVITIES
 Changes in marketable and noncurrent securities, net...    68,082    (200,463)
 Capital expenditures...................................  (106,284)    (96,848)
 Capitalization of product costs........................   (57,720)    (59,562)
 Acquisitions, net of cash acquired.....................   (12,062)    (57,325)
 Proceeds from disposal of cable television operations..             1,225,013
 Proceeds from sales of assets..........................                80,948
 Other, net.............................................     1,523     (26,485)
                                                         ---------  ----------
 Net cash provided by (used in) investing activities of
  continuing operations.................................  (106,461)    865,278
 Net cash used in investing activities of discontinued
  operations............................................               (24,059)
                                                         ---------  ----------
  Net cash provided by (used in) investing activities...  (106,461)    841,219
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of common and preferred stock..............  (448,020)   (178,730)
 Proceeds from issuance of premium equity participating
  securities............................................    51,221
 Dividends paid.........................................   (59,526)    (78,303)
 Proceeds from exercise of stock options................    25,712
 Principal repayments of other debt.....................      (143)   (100,415)
 Net proceeds (repayment) of commercial paper and short-
  term borrowings, net..................................   246,941    (488,010)
 Other, net.............................................     1,332       3,215
                                                         ---------  ----------
  Net cash used in financing activities.................  (182,483)   (842,243)
                                                         ---------  ----------
Increase (decrease) in cash and cash equivalents........  (103,940)    192,097
Cash and cash equivalents at beginning of year..........   182,901      81,944
                                                         ---------  ----------
Cash and cash equivalents at end of period.............. $  78,961  $  274,041
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

NOTE 2 -- RESTRUCTURING

  At September 30, 1996, the Company had restructuring liabilities of $169,639,000, of which $78,900,000 was included in "Other current liabilities" and $90,739,000 was included in "Other liabilities" in the condensed consolidated balance sheet.

  Cash spent for restructuring program actions amounted to $88,110,000 during the year to date ended September 30, 1996, of which $38,899,000 was for severance payments. As of September 30, 1996, approximately 2,400 full-time equivalent employees had terminated employment under the 1995 restructuring program. The remaining liability for severance costs at September 30, 1996 aggregated $25,177,000.

NOTE 3 -- SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments during the year to date ended September 30, 1996 and 1995 included interest, net of amounts capitalized, of $29,294,000 and $27,769,000 and income taxes of $48,470,000 and $45,855,000, respectively.

NOTE 4 -- DEBT

  Short-term debt consisted of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
Commercial paper.....................................   $246,941
Current maturities of long-term debt.................        211      $    253
                                                        --------      --------
                                                        $247,152      $    253
                                                        ========      ========

  Long-term debt consisted of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
7 1/4% Debentures due March 1, 2013.................    $148,215      $148,215
7 1/2% Debentures due July 1, 2023..................      98,750        98,750
4 1/4% PEPS due March 15, 2001; 1,305,000 securities
 stated at the current maturity value of
 approximately $40.33 per security..................      52,628
Others at various interest rates, maturing through
 2001...............................................       1,079         1,222
                                                        --------      --------
                                                         300,672       248,187
Less current maturities.............................        (211)         (253)
                                                        --------      --------
Long-term debt......................................    $300,461      $247,934
                                                        ========      ========

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


  In March 1996, the Company issued 1,305,000 securities, designated as "4 1/4% Premium Equity Participating Securities (PEPS)" for gross proceeds of $39.25 per security. This obligation hedges a significant portion of the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. As a result, the maturity value will generally move in tandem with changes in the fair market value of the Netscape stock. The PEPS obligation is recorded (a) at its current maturity value or (b) at the issuance price of $39.25 if the fair market value of Netscape common stock is between $39.25 and $45.14. At September 30, 1996, the fair market value of Netscape common stock was $46.375 per share, and the maturity value at that date, which is determined by a formula, is 86.96% of the fair market value.

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

NOTE 5 -- COMMON STOCK DIVIDENDS

  The third quarter 1996 cash dividend of $.10 per share of common stock was declared in the second quarter of 1996. A cash dividend of $.06 per share of common stock was declared in the quarter ended September 30, 1995.

NOTE 6 -- STOCK REPURCHASE PROGRAM AND RELATED TRANSACTIONS

  In connection with the Company's ongoing common stock repurchase program, in October 1996, the Company's Board of Directors authorized the repurchase over the next three years of an additional 12 million shares of common stock and Conversion Preferred Stock, Series B. The October 1996 repurchase authorization brings the aggregate shares remaining for repurchase to approximately 15.6 million shares.

  In connection with the stock repurchase program and the Company's other efforts to simplify its balance sheet, the Company has entered into, or may in the future enter into, a variety of equity-based instruments including, but not limited to, put and call transactions and forward purchase contracts with respect to its common stock or Conversion Preferred Stock, Series B. The timing and terms of any such transactions will depend on market conditions, the status of the stock repurchase program, the Company's liquidity and other considerations.

  During the year to date ended September 30, 1996, the Company issued 1,700,000 put options with an average strike price of $41.01. The cash received from the sale of these put options was not significant. The put options, which have various 1996 expiration dates, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under the 745,000 put options outstanding at September 30, 1996 has been transferred from shareholders' equity to "Common stock subject to put options."

NOTE 7 -- STOCK OPTIONS

  The Company granted each eligible employee 100 options for common stock on January 31, 1996. This grant is expected to result in approximately 1,200,000 stock options at a price of $30.8125. These options will vest 100 percent on January 31, 1999 for employees still employed by the Company at that date.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 8 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

  The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) competitive pressures arising from increased consolidation in the legal information industry; (e) an increase in expenses related to new initiatives and product improvement efforts in the legal information, flight information and health information operating units; (f) unfavorable foreign currency fluctuations; and (g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

NOTE 9 -- CONTINGENT LIABILITIES

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

NOTE 10 -- PENDING SALE OF ASSETS

  The Company is in the process of selling its art book publisher, Harry N. Abrams, Incorporated. This sale, which is expected to result in a gain, is scheduled to be completed in the fourth quarter of 1996. Revenue of this business represented approximately one percent of consolidated revenues of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995.

NOTE 11 -- SUBSEQUENT EVENT

  On October 15, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, completed an Exchange Agreement pursuant to which The McGraw-Hill Companies, Inc. sold all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers -- U.S., Inc. and affiliated entities relating to the Company's college text business, (iv) a cash payment of $25 million, subject to a post closing adjustment, and (v) the Company's commitment related to certain real estate assets in an amount not to exceed $10.5 million. Revenues of these businesses represented approximately seven percent of consolidated revenues of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995. Subject to the completion of a pending regulatory review, it is anticipated that Shepard's will be contributed, in exchange for cash, to a new 50/50 partnership between the Company and Reed Elsevier, Inc., as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and LEXIS-NEXIS, a Reed Elsevier subsidiary and provider of full-text online information services in the legal, news, business and government areas.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General. For the third quarter of 1996, modest revenue growth with
  -------
significant companywide reductions in operating expenses led to continued strong improvements in operating results and the operating margin. These improvements primarily reflect the impact of the Company's 1995 restructuring and other cost reduction programs. Charges incurred for these restructuring programs in the third quarter of 1995 totaled $402.2 million and resulted in a loss for that quarter. For the fourth quarter of 1996, the rate of year over year improvement in operating results and earnings per share growth is expected to moderate, as the 1996 fourth quarter has five fewer days than 1995's, and a significant portion of last year's cost reduction programs were in place by the fourth quarter of 1995. The 1996 calendar shift reflects the traditional operating calendar of the newspaper group which, when compared to the same periods in 1995, had six extra days in the first quarter of 1996 but will have five fewer days in the fourth quarter of 1996.

  In addition, on October 15, 1996 the Company completed a transaction with The McGraw-Hill Companies, Inc. exchanging Times Mirror's college publishing businesses, $25 million in cash and certain real estate commitments not to exceed $10.5 million, for Shepard's/McGraw-Hill, Inc. (Shepard's), the nation's premier legal citation service. The continuing impact of this exchange is expected to lower fourth quarter 1996 revenues in the Professional Information segment, but should be accretive to the Company's earnings overall.

  Newspaper Publishing. In the third quarter of 1996, the operating
  --------------------
performance of the Newspaper Publishing segment improved significantly, largely due to the decline in the segment's operating expenses resulting from the Company's cost reduction programs and, to a lesser extent, lower newsprint expense. Advertising trends in key categories remained relatively unchanged from the first half of 1996 with mixed results reflecting declines in retail advertising offset by increases in classified and national advertising in most markets. Promotional campaigns at the Los Angeles Times, which included a reduced single copy price in certain markets, lowered circulation revenues in the 1996 third quarter but increased single copy sales by more than 30 percent in the affected areas. As a result, The Times reported increased daily circulation for the first time in five years.

  For the fourth quarter of 1996, segment operating profitability is expected to show strong year over year improvement, based on cost reductions and continued declines in the price of newsprint. However, with five fewer days in the quarter's calendar, growth in segment revenue year over year may be difficult to achieve in the current advertising environment. Overall, the Newspaper Publishing segment for the full year is likely to experience slight growth in revenue but expects significant profit expansion given the outlook for more favorable newsprint pricing and the impact of the 1995 restructuring and other expense reductions.

  Professional Information. The 1996 fourth quarter exchange of the Company's
  ------------------------
college publishing businesses for Shepard's accomplished two important objectives. First, the Company's strategic position in legal publishing has been strengthened. Second, the Company's other publishing operations have been transformed into a focused health sciences and information services group under the Mosby brand name.

  Legal Publishing. The acquisition of Shepard's is an important step in broadening the mix of legal research tools that Matthew Bender & Co., Times Mirror's legal publisher, will now offer its customers. Shepard's provides a comprehensive mix of Federal and state jurisdictional and topical Citator services delivered in print, CD-ROM and online. "Shepardizing(TM)" is a key process for all U.S. lawyers checking the continuing validity of a case or statutory reference in light of subsequent legal changes. Shepard's citation business has grown strongly with the expansion of the legal profession in the U.S. and achieved revenues of $86 million in 1995.

  In addition, in the third quarter of 1996, Times Mirror and Reed Elsevier Inc. announced a strategic alliance which includes three elements: first, the formation of a 50/50 partnership to own and operate Shepard's; second,

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a long-term cross-license agreement to offer Matthew Bender publications online through LEXIS and to provide a significant portion of the LEXIS case law database through Matthew Bender's CD-ROM products; and third, the joint pursuit of other product development and acquisition opportunities. The formation of the partnership with Reed Elsevier is expected to be completed later this year, pending regulatory review.

  Health Sciences Publishing. The exchange of the college publishing businesses for Shepard's facilitates establishment of new domestic and international distribution channels. Domestically, Mosby will redeploy the resources that become available from the sale of its college publishing business to establish its own direct sales force. As a result, domestic sales through distributors will be discontinued at the end of 1996 and Mosby will establish direct relationships with its domestic customers. In addition, Times Mirror International Publishers, an unprofitable international distribution operation for the general book publishing group, will be substantially closed by year end. In September 1996, the Company selected Harcourt Brace & Co. as its exclusive international distributor of Mosby professional medical publications in most international markets.

  As a result of charges taken in connection with the exchange of the college publishing businesses for Shepard's, and other strategic changes made in the book publishing operations resulting from the exchange, the Company expects to report a small gain on the exchange in the fourth quarter of 1996. In addition, the continuing impact of this exchange is expected to reduce revenues but result in higher earnings in the fourth quarter of 1996.

  Consumer Media. In the 1996 third quarter, the Company announced its
  --------------
intention to sell Harry N. Abrams, a leading publisher of quality art books. Abrams revenues are expected to exceed $45 million in 1996. The sale of this publisher is expected to generate a small gain in the fourth quarter of 1996 and is not expected to materially impact the operating results of this segment for the remainder of 1996.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS

  The following table summarizes Times Mirror's financial results (dollars in thousands, except per share amounts):

                                      THIRD QUARTER          YEAR TO DATE
                                    -------------------  ----------------------
                                      1996      1995        1996        1995
                                    --------  ---------  ----------  ----------
Revenues..........................  $885,561  $ 864,797  $2,529,615  $2,481,545
Restructuring, impairment and one-
 time charges.....................             (379,451)               (382,674)
Operating profit (loss)...........   110,280   (330,432)    244,797    (249,048)
Interest expense..................   (12,635)    (8,001)    (28,625)    (21,740)
Interest income...................       358      7,467       3,489      22,349
Income (loss) from continuing
 operations.......................    55,705   (242,912)    127,765    (197,351)
Net loss from discontinued
 operations.......................              (56,019)                (55,836)
Net gain on disposal of cable
 television.......................                                    1,634,294
Cumulative effect of accounting
 changes, net.....................                                      (12,724)
Net income (loss).................    55,705   (298,931)    127,765   1,368,383
Preferred dividend requirements...    10,911     13,385      32,733      31,951
Premium paid for Series B
 preferred stock redemptions......               21,267                  21,267
Earnings (loss) applicable to
 common shareholders..............    44,794   (333,583)     95,032   1,315,165
Primary earnings (loss) per share
 from continuing operations.......  $    .43  $   (2.48) $      .89  $    (2.17)
Primary earnings (loss) per share.  $    .43  $   (2.98) $      .89  $    11.37

  Consolidated revenues for the third quarter of 1996 rose 2.4 percent compared to the third quarter of 1995 while revenues for the first three quarters of 1996 increased 1.9 percent compared to the same prior year period. Revenue increases for the 1996 third quarter were reported by most Times Mirror companies with the newspapers achieving a 3.9 percent gain in advertising revenues. Magazine revenues were lower for the quarter and year to date compared to prior year periods.

  Consolidated operating profit increased 53.7 percent to $110.3 million in the third quarter of 1996 from $71.7 million in the third quarter of 1995, excluding the 1995 restructuring program-related charges of $402.2 million. This increase primarily reflects significant improvements in the Newspaper Publishing segment.

  Higher operating profit for the third quarter and the first three quarters of 1996 was partially offset by an increase in interest expense and lower interest income, reflecting higher debt levels and reductions in interest earning investments compared to 1995. These investments were substantially reduced, beginning in the latter part of 1995, due to the cash requirements of the restructuring program and share repurchases.

  Third quarter 1996 income from continuing operations was $55.7 million, or $.43 per share, compared with income from continuing operations for the prior year quarter of $37.1 million, or $.21 per share, excluding the 1995 restructuring program charges and other special items. For the first three quarters of 1996, income from continuing operations was $127.8 million, or $.89 per share, compared to income from continuing operations for the same prior year period of $82.5 million, or $.44 per share, excluding the 1995 restructuring program charges and other special items. Giving effect to the excluded items, the loss on continuing operations for the first three quarters of 1995 was $197.4 million or $2.17 per share. Net income for the first three quarters of 1995 included a gain of $1.63 billion, or $14.13 per share, on the first quarter 1995 disposition of the Company's discontinued cable television operations, as well as an after-tax charge of $12.7 million, or $.11 per share, for accounting changes.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ANALYSIS BY SEGMENT

  The following sections discuss the segment results of the Company's principal lines of business excluding the impact of the restructuring program-related charges of $402.2 million in the 1995 third quarter and $3.2 million in the 1995 first quarter. For further information on restructuring program charges, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the condensed consolidated financial statements and accompanying notes contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. All comments, except as noted, apply to both the third quarter and first three quarters of 1996 compared to the same prior year periods.

NEWSPAPER PUBLISHING

  Newspaper Publishing revenues and operating profit (loss) were as follows (dollars in thousands):

                                THIRD QUARTER                YEAR TO DATE
                          -------------------------  ----------------------------
                            1996   CHANGE   1995        1996    CHANGE    1995
                          -------- ------ ---------  ---------- ------ ----------
Revenues
 Advertising............  $378,695   3.9% $ 364,641  $1,139,965   1.5% $1,123,339
 Circulation............   109,952  (1.0)   111,012     336,438    .4     334,987
 Other..................    14,309  34.0     10,675      38,589  25.5      30,741
                          --------        ---------  ----------        ----------
                          $502,956   3.4  $ 486,328  $1,514,992   1.7  $1,489,067
                          ========        =========  ==========        ==========
Operating profit (loss).  $ 72,205   100+ $(208,486) $  199,165   100+ $ (120,048)
Operating profit
 excluding restructuring
 program charges........    72,205   100+    35,051     199,165  57.2     126,712

  Newspaper Publishing revenues in the third quarter of 1996 rose slightly over the third quarter of 1995, despite relatively flat full-run advertising volume, reflecting both advertising rate increases at the beginning of the year and increased volume in national and classified advertising. Led by the Eastern newspapers' classified advertising and The Times' national advertising, advertising revenues for the third quarter of 1996 increased modestly compared to the same prior year period. However, retail advertising remained weak in most of the Company's newspaper markets reflecting mergers and consolidations of department stores and consumer electronic stores, as well as realignment of supermarket advertising spending towards direct mail in Southern California and weaknesses in local advertising in Baltimore. The third quarter advertising revenue increase, along with the six additional weekdays in the January period, led to a year over year improvement in advertising revenues for the first three quarters of 1996. Third quarter 1996 circulation revenues decreased from the prior year quarter largely due to pricing and promotional activities undertaken by the The Times. Circulation revenues for the first three quarters of 1996 were flat, as slight declines in circulation in most markets were offset by home delivery price increases early in the year. The increase in other revenues was largely due to new media initiatives and 1996 acquisitions.

  Operating profit for the Newspaper Publishing segment more than doubled in the 1996 third quarter and increased 57.2 percent in the first three quarters of 1996, primarily due to strong results at The Times and Newsday, the Company's two largest newspapers. The segment's operating profit margin in the 1996 third quarter rose to 14.4 percent from 7.2 percent in the prior year's quarter. This margin improvement reflects both a 3.4 percent gain in revenues and a 4.5 percent decrease in expenses, largely due to the Company's cost reduction programs. In addition, newsprint expense, accounting for approximately 20 percent of the operating costs of this

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segment in the third quarter and first three quarters of both years, declined in the third quarter of 1996 relative to the third quarter of 1995 due to lower average per-ton prices and decreased consumption levels following the closure of the Baltimore Evening Sun, the New York City edition of Newsday and certain sections of other newspapers. Excluding newsprint expense, other costs decreased by approximately 3.4 percent in the third quarter of 1996 compared to the third quarter of 1995 as a result of various cost reduction measures.

PROFESSIONAL INFORMATION

  Professional Information revenues and operating profit (loss) were as follows (dollars in thousands):

                               THIRD QUARTER                YEAR TO DATE
                          --------------------------  -------------------------
                            1996   CHANGE     1995      1996   CHANGE    1995
                          -------- ------   --------  -------- ------  --------
Revenues................. $303,966   2.6%   $296,260  $797,989   3.7%  $769,699
Operating profit (loss)..   49,390   100+    (19,417)   89,795   100+    12,302
Operating profit
 excluding restructuring
 program charges.........   49,390   3.5      47,703    89,795  13.1     79,422

  Professional Information revenue growth continued for the third quarter and the first three quarters of 1996, but at a slower pace compared to the same periods in the prior year. For the third quarter and first three quarters of 1996, revenues increased due principally to higher revenues at Mosby-Year Book, Inc., the Company's health science publisher, due to growth in all business lines which was partially offset by lower revenues resulting from the realignment of its domestic distribution operations. In addition, the Company achieved higher revenues at Jeppesen Sanderson and the training companies for the third quarter and the first three quarters of 1996. These revenue gains were partly offset by a decline at Matthew Bender and lower international book sales.

  Segment operating profit in the third quarter of 1996 improved over the prior year quarter, but at a slower rate compared to the first half of 1996. This reflected strong performances in the college publishing businesses due to lower expenses, partly offset by higher expenses at Mosby for new products and online services, as well as the effects resulting from the changes in its distribution operations mentioned above.

CONSUMER MEDIA

  Consumer Media revenues and operating profit (loss) were as follows (dollars in thousands):

                               THIRD QUARTER                YEAR TO DATE
                          --------------------------  -------------------------
                            1996   CHANGE     1995      1996   CHANGE    1995
                          -------- ------   --------  -------- ------  --------
Revenues................. $ 78,641  (4.6)%  $ 82,393  $216,763  (3.0)% $223,455
Operating profit (loss)..    4,431   100+    (51,944)    3,872   100+   (57,477)
Operating profit (loss)
 excluding restructuring
 program charges.........    4,431 (19.8)      5,528     3,872   100+        (5)

  Operating profit at Times Mirror Magazines increased in the third quarter of 1996 largely due to cost controls, but the segment as a whole was impacted by difficult year over year revenue comparisons due to the 1995 release of a new edition of a major title by Harry N. Abrams and a one-time 1995 license fee received by Times Mirror Magazines.

LIQUIDITY AND CAPITAL RESOURCES

  Capital expenditures in 1996 are expected to total approximately $140 million for the full year, compared to $128.6 million spent in 1995.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Total debt of $547.6 million at September 30, 1996 increased approximately $300 million from the year end 1995 level due to the issuance of commercial paper and Premium Equity Participating Securities (PEPS). As described in Note 4 to the Condensed Consolidated Financial Statements, the PEPS hedge a significant portion of the Company's investment in Netscape Communications Corporation common stock. The Company's debt-to-adjusted capitalization ratio increased to 26.4 percent at September 30, 1996 from 12.1 percent at December 31, 1995.

  In connection with the Company's ongoing common stock repurchase program, in October 1996, the Company's Board of Directors authorized the repurchase over the next three years of an additional 12 million shares of common stock and Conversion Preferred Stock, Series B. The October 1996 repurchase authorization brings the aggregate shares remaining for repurchase to approximately 15.6 million shares.

  In connection with the stock repurchase program and the Company's other efforts to simplify its balance sheet, the Company has entered into, or may in the future enter into, a variety of equity-based instruments including, but not limited to, put and call transactions and forward purchase contracts with respect to its common stock or Conversion Preferred Stock, Series B. The timing and terms of any such transactions will depend on market conditions, the status of the stock repurchase program, the Company's liquidity and other considerations.

  During the first three quarters of 1996, the Company repurchased 8.6 million shares of common stock for an aggregate cost of $356.8 million and issued short-term put options for proceeds of approximately $2.2 million.

  The Company's cash requirements are funded primarily by its operating activities. The Company also obtains external financing through the issuance of commercial paper and fixed rate debt and has unsecured long-term revolving bank lines of credit with commitments totaling $400 million at September 30, 1996. In addition to direct borrowing, these lines of credit are used to support the Company's commercial paper program. At September 30, 1996, $246.9 million of commercial paper was outstanding. Future commercial paper issuances or other loan drawdowns are available under the revolving lines of credit to be used for short-term or other periodic cash requirements.

YEAR TO DATE CASH FLOWS

  Operating cash flow from continuing operations was $204.7 million and $201.6 million in the first three quarters of 1996 and 1995, respectively. Cash generated by the higher operating profit during the first three quarters of 1996 was mostly offset by restructuring-related expenditures, while 1995's first three quarters were impacted by substantial expenditures for newsprint, as higher inventory levels were established to mitigate continuing price increases.

  Net cash used by investing activities of continuing operations during the first three quarters of 1996 was $106.5 million, while net cash provided by investing activities from continuing operations was $865.3 million for the same period in 1995. The 1995 period included proceeds from the disposition of the cable television operations. Capital expenditures were $106.3 million in the first three quarters of 1996 compared to $96.8 million for the same period in 1995. Approximately $12.1 million in cash was utilized for acquisitions in the first three quarters of 1996, significantly lower than the $57.3 million spent in the prior year period. Capitalized product costs in the first three quarters of 1996 of $57.7 million were slightly less than the $59.6 million capitalized in the same prior year period. Proceeds of $68.1 million from a reduction in marketable securities benefited the first three quarters of 1996 while $200.5 million was used to purchase marketable securities in the same period in 1995.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Financing activities in the first three quarters of 1996 and 1995 required cash of $182.5 million and $842.2 million, respectively, as the Company bought back shares in both years and paid down debt in the 1995 period. Cash of $448.0 million used for share repurchases in the first three quarters 1996, including the settlement of year end 1995 repurchases, was partly offset by proceeds from the issuance of debt securities, including commercial paper, as well as cash received from the exercise of stock options. The first three quarters of 1996 also benefited from a $21.6 million reduction in dividends paid to common shareholders, which declined compared with the prior year period, primarily due to lower dividend rates and a lower level of shares outstanding as a result of the share repurchase program which began in the third quarter of 1995. During the first three quarters of 1995, the Company repaid $588.4 million of its debt using proceeds from the disposal of cable television, spent $178.7 million for share repurchases and paid $78.3 million of dividends to shareholders.

COMMON STOCK DIVIDENDS

  The third quarter 1996 cash dividend of $.10 per share of common stock was declared in the second quarter of 1996. A cash dividend of $.06 per share of common stock was declared in the quarter ended September 30, 1995.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 8 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                          BUSINESS SEGMENT INFORMATION

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                 THIRD QUARTER ENDED     YEAR TO DATE ENDED
                                     SEPTEMBER 30           SEPTEMBER 30
                                 ---------------------  ----------------------
                                   1996        1995        1996        1995
                                 ---------  ----------  ----------  ----------
REVENUES
 Newspaper Publishing........... $ 502,956  $  486,328  $1,514,992  $1,489,067
 Professional Information.......   303,966     296,260     797,989     769,699
 Consumer Media.................    78,641      82,393     216,763     223,455
 Intersegment Revenues..........        (2)       (184)       (129)       (676)
                                 ---------  ----------  ----------  ----------
                                 $ 885,561  $  864,797  $2,529,615  $2,481,545
                                 =========  ==========  ==========  ==========
OPERATING PROFIT (LOSS)
 Newspaper Publishing........... $  72,205  $ (208,486) $  199,165  $ (120,048)
 Professional Information.......    49,390     (19,417)     89,795      12,302
 Consumer Media.................     4,431     (51,944)      3,872     (57,477)
 Corporate and Other............   (15,746)    (50,585)    (48,035)    (83,825)
                                 ---------  ----------  ----------  ----------
                                 $ 110,280  $ (330,432) $  244,797  $ (249,048)
                                 =========  ==========  ==========  ==========
DEPRECIATION AND AMORTIZATION
 Newspaper Publishing........... $  26,663  $   27,850  $   80,500  $   84,171
 Professional Information.......    12,419      11,436      36,123      36,286
 Consumer Media.................     1,889       2,285       5,561       7,266
 Corporate and Other............       299         749         891       1,681
                                 ---------  ----------  ----------  ----------
                                 $  41,270  $   42,320  $  123,075  $  129,404
                                 =========  ==========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing........... $  13,698  $   17,143  $   40,604  $   44,976
 Professional Information.......    30,117      11,861      53,411      36,193
 Consumer Media.................     4,209         270       9,021         900
 Corporate and Other............     1,562      10,896       3,248      14,779
                                 ---------  ----------  ----------  ----------
                                 $  49,586  $   40,170  $  106,284  $   96,848
                                 =========  ==========  ==========  ==========

                           THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

  No material legal proceedings are pending.

ITEM 5. OTHER INFORMATION
        -----------------

  As previously described in a Form 8-K filed on October 30, 1996, on October 15, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, completed an Exchange Agreement pursuant to which The McGraw-Hill Companies, Inc. sold all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers--U.S., Inc. and affiliated entities relating to the Company's college text business (iv) a cash payment of $25 million, subject to a post closing adjustment, and (v) the Company's commitment related to certain real estate assets in an amount not to exceed $10.5 million. Revenues of these businesses represented approximately seven percent of consolidated revenues of the Company for the nine months ended September 30, 1996 and the year ended December 31, 1995. Subject to the completion of a pending regulatory review, it is anticipated that Shepard's will be contributed, in exchange for cash, to a new 50/50 partnership between the Company and Reed Elsevier, Inc., as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and LEXIS-NEXIS, a Reed Elsevier subsidiary and provider of full-text online information services in the legal, news, business and government areas.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  (a) Exhibits
      --------

    11. Computation of Earnings Per Share.

    27. Financial Data Schedule.

  (b) No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Times Mirror Company

                                          By       /s/ Thomas Unterman
                                            -----------------------------------
                                                      Thomas Unterman
                                                 Senior Vice President and
                                                  Chief Financial Officer
Date: November 5, 1996