Form 10-K
period 1996-12-31
TIMES MIRROR CO /NEW/
filed 1997-03-18
CIK 925260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NUMBER 1-13492

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
           -------------------                 ---------------------
                                        New York Stock Exchange and Pacific
   Series A Common Stock                Stock Exchange
   Conversion Preferred Stock, Series B New York Stock Exchange

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Series C Common Stock
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 13, 1997 was approximately $3.1 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

  Number of shares of the Registrant's Series A Common Stock outstanding at March 13, 1997: 66,801,511

  Number of shares of the Registrant's Series C Common Stock outstanding at March 13, 1997: 26,679,236

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed by the Company within 120 days after the end of the Company's fiscal year.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  The Times Mirror Company ("Times Mirror" or the "Company") is engaged principally in the newspaper publishing, professional information and consumer media businesses. The Company publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Through its subsidiaries, the Company also provides professional information to the legal, aviation, health science and consumer health markets, publishes books, journals and magazines and also provides training information and services. In early 1996, the Company announced its plan to explore its strategic alternatives for its higher education publishing businesses and CRC Press, Inc., both of which were included in the Professional Information segment. As described below under "Professional Information Segment," in the fourth quarter of 1996 the Company exchanged its college publishing businesses for Shepard's, the nation's premier legal citation service, and signed an agreement for the sale of CRC Press, which was completed in the first quarter of 1997. CRC Press and the college publishing businesses accounted for less than 10% of the Company's revenues and total assets in 1995 as well as 1996.

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

NEWSPAPER PUBLISHING SEGMENT

  Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate and Greenwich Time. In addition, Times Mirror publishes several other daily and weekly newspapers. Each daily newspaper operates independently in order to meet most effectively the needs of the area it serves. Editorial policies and business practices are established by local management. Each daily newspaper is a member of Associated Press. The Los Angeles Times and Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror. National Journal, Inc., publisher of key information for decision makers in and around the nation's capital, is also managed as part of the Newspaper Publishing Segment.

 LOS ANGELES TIMES

  The Los Angeles Times has been published continuously since 1881. It is published every morning, and in 1996 ranked as the second largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. During 1996, the Los Angeles Times ran a new multimedia brand advertising campaign, and cut its street sales price from 50 cents to 25 cents marketwide, which increased single-copy sales. In 1996, its annual average unaudited circulation was 1,047,370 for Monday through Friday, 985,600 for Saturday and 1,368,875 for Sunday, compared with 1,026,697, 966,291, and 1,420,755, respectively, in 1995. Approximately 78% of the Monday through Saturday circulation was home-delivered in 1996, compared with 80% of the circulation in 1995.

  In 1996, the Los Angeles Times recorded full-run billed advertising volume of 3,053,103 standard advertising unit inches (hereafter "inches"), part-run volume of 3,959,024 inches, and preprinted inserts of 1,128.9 million pieces, compared with 3,211,952 inches, 4,025,315 inches and 1,086.5 million pieces, respectively, in 1995. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 923.0 million pieces in 1996, compared with 865.7 million pieces in 1995.

  Net revenues for the Los Angeles Times were $1,044,543,000 in 1996, $1,029,277,000 in 1995, and $1,033,486,000 in 1994, representing 30.7%, 29.8%
and 30.8% of the Company's consolidated revenues for such years.

  The Los Angeles Times serves a five-county region in Southern California that includes Los Angeles, Orange, Riverside, San Bernardino and Ventura counties. In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions. The Los Angeles Times also publishes an edition which is distributed Monday through Friday in the Washington, D.C. area.

  In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also sells syndicated features to other newspapers throughout the world. The Los Angeles Times and La Opinion, the largest Spanish-language daily newspaper in Southern California of which the Company owns a 50% equity interest, publish a Spanish-language weekly paper, Para Ti, targeted at Latino households in Southern California. Times Mirror also owns California Community News, which publishes daily newspapers including the Daily Pilot and the Independent, which are distributed in Orange County, and the Glendale News Press, which is distributed in Los Angeles County, and the Foothill Leader and the Burbank Leader, which are biweekly newspapers distributed in Los Angeles County.

  In its primary markets of Los Angeles and Orange counties, the Los Angeles Times competes with 12 local daily newspapers, with the largest having approximately 350,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are over 300 weekly, semiweekly and free distribution newspapers.

 NEWSDAY

  Newsday, which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the borough of Queens in New York City, and prior to being discontinued on July 17, 1995, New York Newsday circulated in New York City. In 1996, Newsday ranked as the sixth largest metropolitan daily newspaper in the country for Monday through Friday circulation, and as the thirteenth largest for Sunday circulation. In 1996, Newsday's annual average unaudited circulation was 557,145 for Monday through Friday, 505,983 for Saturday, and 648,070 for Sunday, compared with 619,019, 558,187 and 694,781, respectively, in 1995, which included New York Newsday for a partial year before its discontinuation. In 1995, New York Newsday's annual average unaudited circulation prior to its discontinuation was 161,271 for Monday through Friday, 115,040 for Saturday, and 150,476 for Sunday. In 1996, Newsday introduced Distinction, a bimonthly magazine designed to serve Long Island's upscale community, which is supported by advertising revenues and paid subscriptions.

  In 1996, Newsday recorded full-run billed advertising volume of 1,364,967 inches, part-run volume of 1,172,773 inches, and preprinted inserts of 675.0 million pieces, compared with 1,347,412 inches, 995,092 inches, and 726.3 million pieces, respectively, in 1995. The 1995 part-run volume and pieces of preprinted inserts included New York Newsday for a partial year before its discontinuation. In addition, Newsday, together with its alternate distribution company, derived revenue from advertising supplements distributed to non-subscribers equivalent to 986.0 million pieces in 1996, compared with
975.7 million pieces in 1995.

  Newsday competes with three major metropolitan newspapers and daily regional editions of national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers in its distribution area.

 THE BALTIMORE SUN

  The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. Prior to September 1995, The Baltimore Sun published three editions, including The Sun, a morning newspaper published Monday through Saturday; The Evening Sun, an afternoon paper published Monday through Friday; and The Sunday Sun, published Sunday mornings. In September 1995, The Baltimore Sun ceased publishing The Evening Sun and completely redesigned The Sun. In 1996, The Sun had an annual average unaudited circulation of 316,074 for Monday through Saturday, compared with 341,692 in 1995. In 1996, The Sunday Sun had an annual average unaudited circulation of 477,292, compared with 489,706 in 1995.

  In 1996, The Baltimore Sun newspapers recorded full-run billed advertising volume of 1,656,736 inches, part-run volume of 371,903 inches, and preprinted inserts of 576.1 million pieces, compared with 1,765,391 inches, 418,920 inches and 560.7 million pieces, respectively, in 1995. In addition, The Baltimore Sun newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 67.8 million pieces in 1996, compared with 86.5 million pieces in 1995.

  The Baltimore Sun also publishes weekly newspapers, including The Aegis and the Record which are distributed in Harford County, and four other weeklies that serve the Aberdeen Proving Ground and certain zip codes in Harford County. The Baltimore Sun competes with the Washington Post in Carroll and Howard counties, with the Annapolis Capital in Anne Arundel County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in the distribution area.

 THE HARTFORD COURANT

  The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes nine regional editions on a daily basis, which provide local news and advertising. In 1996, the annual average unaudited circulation was 210,876 for Monday through Saturday, and 303,502 for Sunday, compared with 214,751 and 310,490, respectively, in 1995.

  In 1996, The Hartford Courant recorded full-run billed advertising volume of 1,504,667 inches, part-run volume of 649,684 inches, and preprinted inserts of
415.0 million pieces, compared with 1,414,188 inches, 686,328 inches and 431.7 million pieces, respectively, in 1995. In addition, The Hartford Courant derived revenues from advertising supplements distributed to non-subscribers equivalent to 63.6 million pieces in 1996, compared with 43.1 million pieces in 1995.

  The Hartford Courant competes with a number of larger daily newspapers, especially in metropolitan areas on the periphery of its trade area, as well as daily regional editions of national newspapers. In addition, there are other weekly and local daily newspapers in the distribution area.

 THE MORNING CALL

  The Morning Call in Allentown, Pennsylvania, is published daily and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1996, annual average unaudited circulation was 128,927 for Monday through Friday, 142,482 for Saturday, and 183,119 for Sunday, compared with 131,628, 145,158 and 186,733, respectively, in 1995.

  In 1996, The Morning Call recorded full-run billed advertising volume of 1,347,395 inches, part-run volume of 251,185 inches, and preprinted inserts of
223.1 million pieces, compared with 1,378,005 inches, 281,236 inches and 229.3 million pieces, respectively, in 1995. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 16.3 million pieces in 1996, compared with 13.5 million pieces in 1995.

  The Morning Call competes with a few smaller daily and weekly newspapers, with its principal competitor being the Express Times in Easton, Pennsylvania.

 THE (STAMFORD) ADVOCATE AND GREENWICH TIME

  The (Stamford) Advocate and Greenwich Time are published every morning, and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and Greenwich Time circulates in Greenwich, Connecticut. In 1996, The Advocate had an annual average unaudited circulation of 27,854 for Monday through Saturday, and 39,465 for Sunday, compared with 28,840 and 40,489, respectively, in 1995. In 1996, Greenwich Time had an annual average unaudited circulation of 12,584 for Monday through Saturday, and 14,021 for Sunday, compared with 12,797 and 14,184, respectively, in 1995.

  In 1996, The Advocate recorded full-run billed advertising volume of 783,368 inches, and preprinted inserts of 37.4 million pieces, compared with 769,193 inches and 39.5 million pieces in 1995. In 1996, Greenwich Time recorded full-run billed advertising volume of 758,567 inches and preprinted inserts of 12.8 million pieces, compared with 738,802 inches and 12.8 million pieces in 1995. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 17.8 million pieces in 1996, compared with 17.6 million pieces in 1995.

  Both The Advocate and Greenwich Time compete with a number of larger daily newspapers which serve the New York City metropolitan area.

 APARTMENT SEARCH, INC.

  During the third quarter of 1996, Times Mirror acquired Apartment Search, Inc., the nation's largest apartment locator service, expanding the services provided by its newspapers to the apartment rental market. At the time of the acquisition, Apartment Search served the Minneapolis/St. Paul, Kansas City, Detroit, Washington, D.C. and Baltimore areas through 37 retail offices, and has been expanding into other markets since the acquisition.

 ELECTRONIC PUBLISHING

  In the spring of 1996, the Los Angeles Times moved its "TimesLink" service, a regional online interactive information service, from the Prodigy network to the World Wide Web under the name of LATimes.com due to the wider audience provided by the Internet. LATimes.com has become Southern California's leading online news and advertising service. Newsday also moved from Prodigy to the World Wide Web in early 1996 under the name of newsday.com. The Hartford Courant expanded and redesigned its courant.com site to provide more news and information daily. During 1996, The Baltimore Sun launched a new site on the World Wide Web, sunspot.net, and The Morning Call launched its site, mcall.com. Times Mirror newspaper web sites experienced increased traffic in 1996. During 1996, the Los Angeles Times continued to build CareerPath.com, a national employment online service with an extensive listing of jobs on the Internet. CareerPath.com, founded by the Los Angeles Times and five other leading newspapers, now has 26 affiliate newspapers, including The Baltimore Sun and The Hartford Courant, and runs over four million job searches per month.

  In January 1996, Times Mirror acquired Hollywood Online Inc., a leading online provider of award-winning entertainment information for consumers about the latest in movies, television and music. In addition, Hollywood Online offers turnkey creative, design, production and distribution services for the Internet to leading motion picture studios, television networks and record labels.

  During 1996, Times Mirror invested in ListingLink, the leading resale real estate site for California on the Internet. Times Mirror also invested in PointCast, a provider of network news on the Internet, and the Los Angeles Times now offers regional news, information and advertising to viewers on The PointCast Network(TM).

 OTHER COMPETITION

  Besides competing vigorously with similar media in their respective markets, the Company's newspapers compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television, cable television, magazines and direct mail.

 RAW MATERIALS

  The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. The newsprint requirements for all Times Mirror newspapers are obtained from United States and Canadian sources unaffiliated with Times Mirror. In 1996, average newsprint prices were essentially unchanged from 1995. For 1996, Times Mirror's newsprint costs declined moderately due largely to lower consumption following the 1995 closing of certain editions and conservation efforts.

 SEASONALITY

  Quarterly revenues of the Company's Newspaper Publishing Segment vary slightly due to industry seasonality, with first and third quarters' results generally being minimally lower than those of the second and fourth quarters. In 1996, the quarterly revenues expressed as a percentage of total annual revenues for the Company's Newspaper Publishing Segment were 23.8% for the first quarter, 24.8% for the second quarter, 24.2% for the third quarter and 27.2% for the fourth quarter.

PROFESSIONAL INFORMATION SEGMENT

  Times Mirror produces a variety of books and other information products in the areas of legal information, aeronautical charts and flight information, health information products and services, professional training, and, prior to January 1997, technical and scientific publishing. In October 1996, Times Mirror and its subsidiary Mosby-Year Book, Inc. completed an exchange in which The McGraw-Hill Companies, Inc. sold its subsidiary Shepard's/McGraw-Hill, Inc. to the Company for (i) the stock of Times Mirror Higher Education Group, Inc.,
(ii) the assets and related liabilities of Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers U.S., Inc. and affiliated entities relating to the Company's college textbook business, and (iv) certain cash consideration. Revenues of these college publishing businesses sold to McGraw-Hill represented approximately 5% and 7% of the Company's consolidated revenues in 1996 and 1995, respectively, with the 5% figure for 1996 representing revenues through October 1996 when these businesses were sold.

  In late November 1996, the Company commenced operating Shepard's as a 50/50 joint venture with Reed Elsevier Inc. as part of a broader strategic alliance between Matthew Bender and LEXIS(R)/NEXIS(R), a Reed subsidiary and a provider of full-text online information services in the legal, news, business and government areas. The Company received $242,500,000 from Reed for the 50% interest in the Shepard's joint venture.

  Books, journals and other materials published by Times Mirror, many of which are distributed worldwide, are sold through a variety of means, including the use of Times Mirror sales forces, wholesalers, retailers, jobbers, direct-to-the-customer selling and direct mail. In the fourth quarter of 1996, the Company closed Times Mirror International Publishers, the Company's unprofitable international book distributor, and appointed Harcourt Brace & Co. as its exclusive international distributor of Mosby professional medical publications in most international markets. The Company also disposed of Doyma Libros, the Company's Spanish-language medical book publisher. Printing and binding are performed primarily by outside suppliers in the United States and abroad. In accordance with publishing industry practice, softcover and hardcover books, as well as CD-ROM products, are generally sold on a returnable basis.

  The primary raw material used by the book publishing businesses is paper. In 1996, paper prices for the book publishing industry declined slightly from 1995 levels. On an annual basis, the Company enters into various centralized, volume-purchasing agreements with a number of unaffiliated primary paper suppliers to obtain beneficial volume discounts for the book publishing operations of Times Mirror. Volume discounts for the book publishing operations are expected to decline slightly in 1997 because of the sale of the college textbook business in October 1996.

 LEGAL INFORMATION PRODUCTS AND SERVICES

  Matthew Bender & Company, Incorporated, a legal information company, offers an array of legal products and services, including treatises in the areas of bankruptcy, intellectual property, federal practice and immigration law, as well as law school textbooks. Matthew Bender offers its core products in print as well as on CD-ROM and is developing electronic practice tools for lawyers. Matthew Bender provides its publications to approximately 119,000 accounts, including each of the 100 largest law firms in the United States. In 1996, Matthew Bender introduced six additional CD-ROM library versions of its print titles, bringing the total to 24 libraries. In early 1996, Matthew Bender launched a new brand of CD-ROM products distributed under the trademark "Authority From Matthew Bender(TM)," which employs the industry-standard search engine FOLIO(R), and introduced new case law collections in four states and three legal practice specialties on CD-ROM under license from LEXIS/NEXIS. During 1996, Matthew Bender established its bender.com site containing its catalogue and other information about Matthew Bender legal products.

  Matthew Bender competes with various legal information providers, including LEXIS/NEXIS, Thomson Legal Publishing and its affiliate West Publishing Group, The Bureau of National Affairs, Inc., Commerce Clearing House, Inc. (owned by Wolters Kluwer) and several other smaller legal information publishers. In the past three years, the consolidation of the legal publishing industry has accelerated dramatically. As this consolidation is likely to continue, the Company anticipates that competitive pressures will increase and that publishers whose revenues principally come from proprietary information may fare better than those organizations whose sales are derived from repackaging public domain information. The Company's acquisition of Shepard's during 1996 and subsequent joint venture with Reed for the ownership and management of Shepard's, together with the alliance with Reed's subsidiary LEXIS/NEXIS, significantly strengthen Matthew Bender's position as a legal information provider.

 FLIGHT INFORMATION SERVICES

  Through Jeppesen Sanderson, Inc. and its European sister company, Jeppesen & Co. GmbH, Times Mirror publishes aeronautical charts, flight information, pilot training materials and navigational aids worldwide. Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, also provides computerized online flight plans, weather information and other flight services. Jeppesen Sanderson offers a service called OnSight, a sophisticated operations control workstation combining its aviation, flight planning and weather display information. In early 1996, Jeppesen Sanderson commenced delivery of an electronic aircraft maintenance service to airline carriers. The Jeppesen Sanderson companies serve all U.S. domestic airlines and the majority of airlines worldwide.

  The Jeppesen companies compete with various airline consortiums and governmental entities, as well as numerous vendors of training, maintenance, weather and flight planning information.

 HEALTH INFORMATION SERVICES

  Mosby-Year Book, Inc. publishes medical, dental, nursing and allied health books and journals and, prior to the October 1996 exchange transaction described above, college-life and physical science textbooks. In addition, Mosby provides consumer health and wellness information, online health information for professionals and medical cost-containment information. In connection with its electronic publishing efforts, Mosby has published a multimedia catalogue of more than 250 products including "Mosby's Medical Encyclopedia for the Health Consumer," "Physician's GenRx" and "The Interactive Skeleton." In December 1996, Mosby entered into a joint venture to launch an Internet-based medical online service for physicians, using Mosby's content as well as content from a select group of other health information publishers. This joint venture, known as MD Consult(TM), is expected to commence operations in the second quarter of 1997. As discussed above, Mosby changed its method of international distribution in the fourth quarter of 1996 when Times Mirror closed Times Mirror International Publishers and now primarily uses an unaffiliated distributor, Harcourt Brace.

  Mosby competes with several larger health information companies, including J.B. Lippincott Co., W.B. Saunders Company, Williams & Wilkins and an assortment of smaller publishers.

  Third and fourth quarter revenues at Mosby tend to be higher than earlier quarters, because medical and nursing school adoptions are heaviest during the third and fourth quarters. Mosby's reference publication schedule is also strongest in the fourth quarter, generating substantial sales due to strong pre-publication direct marketing efforts.

 TIMES MIRROR HIGHER EDUCATION GROUP

  In October 1996, the Company transferred to McGraw-Hill, in the exchange transaction described above, the Times Mirror Higher Education Group, which Times Mirror formed in 1994 by combining Richard D. Irwin, publisher of business, economics and higher education information products; Wm. C. Brown Communications, publisher of science and mathematics textbooks; Brown & Benchmark, publisher of social sciences and humanities; and Irwin Professional, publisher of broad-based business products.

 TIMES MIRROR TRAINING

  Times Mirror provides sales, customer service and management training programs for professionals in business and industry throughout the world through Times Mirror Training: Zenger Miller, Learning International and Kaset International. These divisions were operated as separate corporations prior to January 1, 1996, when they were merged and consolidated into Times Mirror Training, Inc. In 1996, dramatic revenue growth from Kaset International products, supported by revenue increases at Zenger Miller and Learning International, highlighted a year in which Times Mirror Training launched several new products and began to unify its domestic marketing and sales efforts. Other significant accomplishments in 1996 included the launch of Zenger Miller's integrated call center for customer service and outbound sales, the ramp-up of the group's shared service provider, ServiceOne, and several global initiatives through Times Mirror Training's international arm. In addition, Allen Communication produces interactive software to create multimedia training courses.

  Generally, quarterly revenues for Times Mirror Training vary only slightly; fourth quarter revenues may tend to be stronger when customers finish the year by spending the balance of their budgets on more discretionary items such as training.

  Times Mirror Training competes with many organizations worldwide, including such enterprises as Development Dimensions International, Forum Corporation, Wilson Learning Corporation and a myriad of smaller local and national businesses.

CONSUMER MEDIA SEGMENT

  Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc., as well as art books through its subsidiary, Harry N. Abrams, Inc. In September 1996, the Company announced its intention to sell Abrams, with the transaction expected to close in the first half of 1997 (see Recent Developments below).

  The six-month average unaudited circulation figures per issue for the magazines, for the year ended December 31, 1996, were 1,793,200 for Popular Science; 1,750,200 for Field & Stream; 1,353,100 for Outdoor Life; 901,300 for Today's Homeowner (previously named Home Mechanix) (published 10 times a year); 1,293,000 for Golf Magazine; 407,400 for Ski Magazine (published 8 times a year); 404,500 for Skiing (published 7 times a year); 205,000 for Transworld SNOWboarding (published 8 times a year); 131,400 for Yachting;

146,200 for Salt Water Sportsman; and 160,000 for Snowboard Life (published 4 times a year). Each of these magazines is published monthly unless otherwise noted.

  In 1996, the magazines had several major accomplishments, including the launch of a new series called Popular Science's Essential Guides, with the first guide covering the subject of Sports Utility Vehicles, and a single-sponsored thirteenth issue of Field & Stream. In addition, Home Mechanix was changed to Today's Homeowner and the publication was completely redesigned to appeal to a wider audience. Verge, a quarterly men's magazine, and Freeze, the first skier publication targeted at the 12 to 24 year old market, are scheduled to be introduced in 1997.

  In addition, Times Mirror Magazines publishes The Sporting News, a national sports weekly; Skiing Trade News and TransWorld SNOWboarding Business, controlled-circulation business magazines; and other related publications. These magazines are primarily intended for specialized markets.

  The primary raw material used by Times Mirror Magazines is paper. For 1996, the prices for the grades of papers used by its magazines declined moderately. In 1996, Times Mirror Magazines centrally purchased paper for all of its magazines to obtain more favorable terms and reduced inventory levels due to the improved availability of paper.

  Capitalizing on the expertise of its magazines, in 1996 Times Mirror Magazines entered into an agreement with America Online, making the content of its publications, including The Sporting News, Golf Magazine, Popular Science and Ski Magazine, available to America Online subscribers. In 1996 Times Mirror Magazines also introduced World Wide Web sites which feature articles and other information from its various publications; the sites include sportingnews.com, skinet.com, outdoorlife.com, twsnow.com, swsfish.com, popsci.com, todayshomeowner.com, golfonline.com, fieldandstream.com and yachtingnet.com.

  Times Mirror Magazines competes nationally with numerous special interest and trade magazines. While Times Mirror Magazines not only competes with similar national media, it must also compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television and direct mail.

INTELLECTUAL PROPERTY

  In recognition of the fact that intellectual property (e.g. trademarks, copyrights, licenses and the like) is fast becoming one of its most important assets, the Company added internal resources in 1996 to intensify its effort to protect its intellectual property and capitalize on these rights. The Company expects that this undertaking, which will continue indefinitely, will support its ongoing efforts to grow its businesses internally, especially in the realm of electronic and online publishing activities.

EMPLOYEES

  At December 31, 1996, Times Mirror's businesses had 20,803 employees, 15,330 of whom were full-time employees. Approximately 2,655 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

RECENT DEVELOPMENTS

  As part of its previously announced plan to explore strategic alternatives for CRC Press, Inc., the Company sold the assets and certain liabilities of CRC Press in January 1997. The Company also announced in September 1996 its intention to sell Harry N. Abrams, Inc., the premier publisher of art and illustrated books in the United States and a publisher of textbooks, children's books and calendars, in order to concentrate on its core businesses. The transaction is expected to close in the first half of 1997. Revenues from Abrams and CRC Press accounted for 2% of the consolidated revenues of Times Mirror in both 1996 and 1995.

  On February 28, 1997, the Company announced that it would redeem all of its outstanding Series B preferred stock on April 2, 1997. In the redemption, each share of Series B preferred stock will be exchanged for approximately .57083 of a share of the Company's Series A common stock.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

  Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risks and uncertainties. There can be no assurances that these future results will be achieved. Potential risks and uncertainty which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) competitive pressures arising from increased consolidation in the legal information industry; (e) an increase in expenses related to new initiatives and product improvement efforts in the legal information, flight information and health information operating units; (f) unfavorable foreign currency fluctuations; and (g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as newspapers or magazines.

ITEM 2. PROPERTIES.

  The general character, location, terms of occupancy and approximate size of Times Mirror's principal plants and other materially important physical properties at December 31, 1996 are listed below.

                                                          APPROXIMATE AREA IN
                                                              SQUARE FEET
                                                         ----------------------
   GENERAL CHARACTER OF PROPERTY                         OWNED(1)  LEASED(2)(3)
   -----------------------------                         --------- ------------
   NEWSPAPER PUBLISHING
    Printing plants, business and editorial offices,
     garages and warehouse space located in:
      Los Angeles, California..........................  2,096,000    305,000
      Hartford, Connecticut............................    568,000
      Baltimore, Maryland..............................    632,000      6,000
      Melville, New York...............................    716,000
      Other locations..................................  1,202,000  1,643,000

   PROFESSIONAL INFORMATION
    Business and editorial offices and warehouses in
     California, Colorado, Missouri, New York and other
     locations.........................................    982,000    981,000

   CONSUMER MEDIA
    Business and editorial offices in Connecticut, New
     York, Missouri, Washington, D.C. and other
     locations.........................................     29,000    225,000

   CORPORATE
    Corporate offices and garages located in California
     and New York......................................    185,000     24,000

--------
(1) Excludes 648,000 square feet of undeveloped land, primarily in Connecticut; 598,000 square feet of office/plant space in Maryland and Colorado available for sale or lease; and 48,000 square feet of office space in Los Angeles leased to unrelated third parties.
(2) Excludes 472,000 square feet of space sublet to unrelated third parties and 53,000 square feet of vacant space which is available for subleasing.
(3) The Company's material lease agreements expire at various dates through 2011.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE AND KEY OFFICERS OF THE REGISTRANT

  The executive and key officers of the Company as of March 10, 1997 are listed below. Executive and key officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by the Company and its predecessor company, Old Times Mirror, for five years or more.

                                                                            OFFICER
          NAME           AGE    POSITIONS AND OFFICES WITH TIMES MIRROR     SINCE(1)
          ----           ---    ---------------------------------------     --------
Mark H. Willes.......... 55  Chairman of the Board, President and Chief       1995(2)
                              Executive Officer
Richard T. Schlosberg    52  Executive Vice President and Publisher Los       1990
 III....................      Angeles Times
Patrick A. Clifford..... 54  Senior Vice President, Chairman Mosby-Year       1990
                              Book
James R. Simpson........ 56  Senior Vice President, Human Resources           1983
Thomas Unterman......... 52  Senior Vice President and Chief Financial        1992(3)
                              Officer
Donald F. Wright........ 62  Senior Vice President, Eastern Newspapers        1988
Horst A. Bergmann....... 58  Vice President, President Jeppesen Sanderson,    1996(4)
                              President Times Mirror Training, Inc.
Shelby Coffey III....... 50  Vice President, Editor Los Angeles Times         1996(5)
Kathryn M. Downing...... 43  Vice President, President Matthew Bender         1996(6)
Debra A. Gastler........ 44  Vice President, Taxes                            1994(7)
Raymond A. Jansen....... 57  Vice President, Publisher Newsday                1996(8)
Mary E. Junck........... 49  Vice President, Publisher The Baltimore Sun      1996(9)
Kathleen G. McGuinness.. 48  Vice President, Secretary and General Counsel    1995(10)
Stephen C. Meier........ 46  Vice President, Public and Government Affairs    1989
Roger H. Molvar......... 41  Vice President and Controller                    1996(11)
Steven J. Schoch........ 38  Vice President and Treasurer                     1995(12)
Michael E. Waller....... 55  Vice President, Publisher The Hartford           1996(13)
                              Courant
Efrem Zimbalist III..... 49  Vice President, President Times Mirror           1993(14)
                              Magazines

--------
 (1) The date indicated relates to the year in which such person first became an officer of Old Times Mirror unless the context suggests otherwise. All of the executive officers of the Company, other than Mark H. Willes, Thomas Unterman, Horst A. Bergmann, Shelby Coffey III, Kathryn M. Downing, Raymond A. Jansen, Mary E. Junck, Kathleen G. McGuinness, Roger
     H. Molvar, Steven J. Schoch and Michael E. Waller, were elected executive officers of the Company effective January 30, 1995 and had served as executive officers of Old Times Mirror prior to that time. Mr. Unterman was elected an executive officer of the Company effective June 3, 1994 and had served as an executive officer of Old Times Mirror prior to that time.
 (2) Mark H. Willes was elected as President and Chief Executive Officer of the Company effective June 1, 1995 and Chairman of the Board effective January 1, 1996. Prior to joining the Company, Mr. Willes was an executive of General Mills, Inc. from 1980 to 1995, serving as Vice Chairman upon his departure.
 (3) Thomas Unterman was elected as an executive officer of Old Times Mirror effective October 1, 1992. Prior to that time, he had been a partner at the law firm of Morrison & Foerster since 1986.

 (4) Horst A. Bergmann was elected as an executive officer of the Company effective May 9, 1996. After joining Jeppesen Sanderson in 1963, he was named Flight Information Services Director in 1974 and Managing Director, Jeppesen & Co. GmbH in 1977. In 1987, he was appointed Chairman, President and Chief Executive Officer of Jeppesen Sanderson, and was also named Chief Executive Officer of Times Mirror Training, Inc. in 1996.
 (5) Shelby Coffey III was elected as an executive officer of the Company effective May 9, 1996. He joined the Los Angeles Times in 1986 as Deputy Associate Editor, became Executive Editor in 1988 and was named Editor and Executive Vice President in 1989.
 (6) Kathryn M. Downing was elected as an executive officer of the Company effective May 9, 1996. She was named President and Chief Executive Officer of Matthew Bender in 1995. Prior to that time, Ms. Downing was President and Chief Executive Officer of Lawyers Cooperative Publishing, a division of Thomson Legal Publishing, beginning in 1993. From 1990 to 1993, she was President and Chief Operating Officer of Electronic Publishing, a division of Thomson Professional Publishing.
 (7) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 3, 1994. Prior to that time, she had been Vice President, Taxes of Pacific Enterprises since 1990 and Director of Taxes of Pacific Enterprises since 1987.
 (8) Raymond A. Jansen was elected as an officer of the Company effective May 9, 1996. He was named Publisher, President and Chief Executive Officer of Newsday in November 1994. Prior to that time, he was Publisher and Chief Executive Officer of The Hartford Courant since 1990.
 (9) Mary E. Junck was elected as an officer of the Company effective May 9, 1996. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993. Prior to that time, she joined the St. Paul Pioneer Press in 1985 and was named Publisher and President of the newspaper in 1990.
(10) Kathleen G. McGuinness was elected as an executive officer of the Company effective November 1, 1995. Prior to that time, she had been a partner at the law firm of O'Melveny & Myers since 1985.
(11) Roger H. Molvar was elected as an executive officer of the Company effective May 9, 1996. Prior to that time, he served as Senior Vice President and Comptroller of First Interstate Bank of California since 1989.
(12) Steven J. Schoch was elected as an executive officer of the Company effective December 11, 1995. Prior to that time, he had been Vice President, Treasurer at EuroDisney S.C.A. from 1994 to 1995 and Vice President, Assistant Treasurer of The Walt Disney Company from 1992 to 1994. Prior to that time, he was Director of Corporate Finance of The Walt Disney Company from 1991 to 1992.
(13) Michael E. Waller was elected as an officer of the Company effective May 9, 1996. Mr. Waller was named Publisher and Chief Executive Officer of The Hartford Courant in 1994. He joined The Hartford Courant in 1986 as Executive Editor and Vice President, and was named Editor in 1990.
(14) Efrem Zimbalist III was elected as an executive officer of Old Times Mirror effective March 4, 1993. Mr. Zimbalist was Chairman and Chief Executive Officer of Correia Art Glass, Inc. from 1978 until he joined Old Times Mirror in July 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

  Prior to February 1, 1995, Old Times Mirror Series A Common Stock was traded principally on the New York Stock Exchange, Inc. ("NYSE") and was also listed on the Pacific Stock Exchange. The Company's Series A Common Stock is traded principally on the NYSE and is also listed on the Pacific Stock Exchange. Old Times Mirror Series C Common Stock was not traded in an established public trading market but was convertible into Old Times Mirror Series A Common Stock. Upon the effectiveness of the Cox Merger on February 1, 1995, each share of Old Times Mirror Series A Common Stock outstanding immediately prior to the Cox Merger and held by non-controlling shareholders of the Company, which excludes all Chandler Trust shareholders, was converted into one share of the Company's Series A Common Stock and a portion of a share of Cox's Class A Common Stock, par value $1.00 per share ("Cox Class A Common Stock"). In addition, each share of Old Times Mirror Series C Common Stock outstanding immediately prior to the Cox Merger and held by non-controlling shareholders of the Company, which excludes all Chandler Trust shareholders, was converted into one share of the Company's Series C Common Stock and a portion of a share of Cox Class A Common Stock. At March 13, 1997, there were approximately 2,367 record holders of the Company's Series A Common Stock and 1,381 record holders of Series C Common Stock. The price ranges for Old Times Mirror Series A Common Stock and the Company's Series A Common Stock and the quarterly cash dividend declared and paid on all Old Times Mirror and Company Common Stock in 1996 and 1995 are listed below.

                                                  STOCK PRICE(1)  CASH DIVIDEND
                                                  --------------- --------------
                                                   HIGH     LOW   DECLARED  PAID
                                                  ------- ------- --------  ----
      1996
        First Quarter............................ $40 1/8 $30 5/8   $.10    $.06
        Second Quarter...........................  46      36 3/4    .10     .10
        Third Quarter............................  45 1/4  39 1/2     - (2)  .10
        Fourth Quarter...........................  56      43 1/2    .10     .10
      1995
        First Quarter............................ $33 1/2 $17 1/4   $.06    $.27
        Second Quarter...........................  24 3/4  17 5/8    .06     .06
        Third Quarter............................  32 5/8  23 1/4    .06     .06
        Fourth Quarter...........................  35 1/4  28        .06     .06

--------
(1) On February 1, 1995, the Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices indicated for the first month of 1995 have not been adjusted to reflect these distributions.
(2) During 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to change to the new procedure.

  On October 10, 1994 as part of the settlement of certain shareholders' litigation with respect to the Cox Merger, the Company agreed to pay an annual dividend to Series A and Series C common shareholders of no less than 24 cents per share, beginning in June 1995 and continuing for a period of three years, subject to the fiduciary duties of its Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors. The Company declared a quarterly dividend on the common stock of 10 cents per share payable on March 10, 1997 to stockholders of record as of February 21, 1997.

  Pursuant to the Company's acquisition of Apartment Search, Inc. in the third quarter of 1996, eight shareholders of Apartment Search were issued on August 12, 1996 an aggregate amount of 211,794 shares of the Company's Series A Common Stock in exchange for 95,899 shares of Apartment Search common stock, $.01 par value per share. Under the Agreement and Plan of Merger dated as of July 24, 1996, by and among the Company, Times Mirror Acquisition, Inc., Apartment Search and certain of the shareholders of Apartment Search, the number of shares of the Series A Common Stock to be issued in the acquisition was based on the closing price of the Series A Common Stock during the period immediately prior to the closing of the acquisition and on the attainment by Apartment Search of certain performance objectives. The Company is also required under the Agreement to issue an additional amount of Series A Common Stock with a value of approximately $3.6 million on or before March 31, 1997, based on the achievement of certain 1996 performance measures. The Company claimed an exemption from registration for the shares of Series A Common Stock issued for the Apartment Search acquisition under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), on the basis that the issuance did not involve any public offering. The Company also filed a Form D pursuant to Regulation D of the Act on the basis that the offering met the terms and conditions of Rule 506 of the Act.

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

          SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

(IN THOUSANDS OF DOLLARS
EXCEPT PER COMMON SHARE,
FINANCIAL RATIOS AND         1996         1995          1994          1993          1992
OTHER)                    -----------  -----------  ------------  ------------  ------------
OPERATING RESULTS
 Revenues...............  $ 3,400,984  $ 3,448,287  $  3,355,761  $  3,243,749  $  3,155,430
 Restructuring,
  impairment and one-
  time charges..........       50,924      634,077                      80,164       202,700
 Operating profit
  (loss)................      312,455     (455,379)      302,508       189,042        63,759
 Net interest expense...       20,904        2,230        66,805        81,366        71,481
 Income (loss) from
  continuing operations
  before income taxes...      403,989     (455,013)      257,899       109,785        (7,102)
 Income (loss) from
  continuing
  operations(1).........      206,444     (338,983)      132,223        51,669       (18,369)
 Net income (loss)(2)...      206,444    1,226,751       173,117       317,159       (66,601)
PER COMMON SHARE
 Primary earnings (loss)
  from continuing
  operations(1).........        $1.55       $(3.74)        $1.03         $ .40         $(.14)
 Primary earnings
  (loss)................         1.55        10.02          1.35          2.46          (.52)
 Fully diluted earnings
  (loss)................         1.53         9.40          1.35          2.46          (.52)
 Fully diluted earnings
  from continuing
  operations excluding
  restructuring charges
  and other special
  items(3)..............         1.51          .84           .95           .77           .82
 Dividends declared(4)..          .30          .24          1.08          1.08          1.08
 Dividends paid.........          .36          .45          1.08          1.08          1.08
FINANCIAL DATA
 Current assets(5)......  $   870,472  $ 1,248,037  $    851,594  $  1,178,880  $    952,593
 Property, plant and
  equipment--net........    1,177,077    1,174,831     1,311,130     1,308,628     1,345,320
 Total assets...........    3,529,862    3,817,159     4,287,208     4,521,047     4,255,196
 Long-term debt.........      459,007      247,934       246,462       795,454     1,114,367
 Shareholders' equity...    1,498,810    1,806,236     1,957,043     1,899,275     1,700,646
 Additions to property,
  plant and
  equipment(6)..........      146,919      128,612       128,167       102,093       110,110
 Operating profit
  margin(7).............         10.7%         7.8%          9.0%          8.3%          8.4%
 Total debt as a % of
  adjusted
  capitalization........         23.5%        12.1%         31.3%         37.3%         41.7%
 Long-term debt as a %
  of shareholders'
  equity................         30.6%        13.7%         12.6%         41.9%         65.5%
 Shareholders' equity
  per common share......        $9.54       $11.64        $15.06        $14.76        $13.23
OTHER
 Adjusted price range of       $56 to   $35 1/4 to  $26 11/16 to  $24 11/16 to  $27 15/16 to
  common stock(8).......       30 5/8       17 1/4       18 5/16      17 13/16       18 1/16
 Number of employees at
  end of year...........       20,803       21,877        26,902        26,936        28,313
 Weighted average common
  and common equivalent
  shares:
  Primary...............  105,085,182  113,797,192   128,807,156   128,740,904   128,818,449
  Fully diluted.........  113,583,401  123,001,445   128,807,156   128,846,720   128,729,990
 Common shares
  outstanding at end of
  year..................   96,729,785  105,698,043   128,617,570   128,609,051   128,572,566

--------
This summary should be read in conjunction with the consolidated financial statements and notes thereto.

(1) Includes the following after-tax gains (charges) related to continuing operations (in thousands except per share amounts):

                                1996       1995      1994     1993      1992
                              --------  ----------  ------- --------  ---------
   Restructuring, impairment
    and one-time charges and
    nonrecurring costs......  $(30,305) $ (463,667)         $(47,724) $(123,248)
   Writedowns of assets.....   (12,954)    (40,687)
   Gains on sales of assets.    45,001      25,821  $10,646
                              --------  ----------  ------- --------  ---------
                              $  1,742  $ (478,533) $10,646 $(47,724) $(123,248)
                              ========  ==========  ======= ========  =========
   Earnings (loss) per
    share...................  $    .02  $    (4.20) $   .08 $   (.37) $    (.96)
                              ========  ==========  ======= ========  =========

(2) Includes the following after-tax gains (charges) related to discontinued operations (in thousands):

    Discontinuation costs...            $  (49,627)
    Gain on disposal........             1,634,294          $131,702
                                        ----------          --------
                                        $1,584,667          $131,702
                                        ==========          ========

(3) Excludes the gains (charges) set forth in (1) above as well as, for 1995, the $.38 per share impact of the cash paid in excess of liquidation value on Series B preferred stock repurchases. Earnings per share for 1995 are presented on a primary share basis as the fully diluted earnings per share was antidilutive.

(4) During 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to change to the new procedure.

(5) Excludes the net assets of the discontinued cable television operations in 1994.

(6) Excludes capital assets acquired in business combinations accounted for as purchases and capital assets acquired by discontinued operations.

(7) Excludes restructuring charges as follows (in thousands): 1996--$50,924; 1995--$724,107; 1993--$80,164; 1992--$202,700.

(8) On February 1, 1995, Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices prior to February 1, 1995 have been adjusted to reflect these distributions.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

                              1996        1995        1994        1993        1992
(IN THOUSANDS OF DOLLARS)  ----------  ----------  ----------  ----------  ----------
REVENUES
 Newspaper Publishing....  $2,080,199  $2,057,596  $2,062,954  $1,980,717  $1,943,229
 Professional
  Information............   1,031,206   1,091,017   1,005,335     992,220     935,448
 Consumer Media..........     289,904     300,723     288,144     271,176     277,757
 Intersegment Revenues...        (325)     (1,049)       (672)       (364)     (1,004)
                           ----------  ----------  ----------  ----------  ----------
                           $3,400,984  $3,448,287  $3,355,761  $3,243,749  $3,155,430
                           ==========  ==========  ==========  ==========  ==========
OPERATING PROFIT
 (LOSS)(1)
 Newspaper Publishing....  $  304,666  $ (109,483) $  194,772  $  107,346  $   19,126
 Professional
  Information............      58,666    (131,429)    173,951     174,855     114,348
 Consumer Media..........       5,864     (75,887)      3,279      (3,785)     (3,527)
 Corporate and Other.....     (56,741)   (138,580)    (69,494)    (89,374)    (66,188)
                           ----------  ----------  ----------  ----------  ----------
                           $  312,455  $ (455,379) $  302,508  $  189,042  $   63,759
                           ==========  ==========  ==========  ==========  ==========
IDENTIFIABLE ASSETS
 Newspaper Publishing....  $1,859,506  $1,840,058  $1,987,752  $2,012,623  $2,036,453
 Professional
  Information............   1,045,104   1,151,830   1,018,357   1,030,586     971,833
 Consumer Media..........     307,117     308,098     382,768     309,955     360,746
 Corporate and Other.....     318,135     517,173     255,954     563,686     317,423
 Discontinued Operations
  Cable Television.......                             642,377     606,678     495,036
  Broadcast Television...                                             285     123,439
 Eliminations............                                          (2,766)    (49,734)
                           ----------  ----------  ----------  ----------  ----------
                           $3,529,862  $3,817,159  $4,287,208  $4,521,047  $4,255,196
                           ==========  ==========  ==========  ==========  ==========
DEPRECIATION AND
 AMORTIZATION
 Newspaper Publishing....  $  105,961  $  110,299  $  114,115  $  113,877  $  105,939
 Professional
  Information............      47,077      51,462      42,928      44,490      40,092
 Consumer Media..........       7,340       8,780       8,761      10,816      10,705
 Corporate and Other.....       1,285       2,156       1,684       1,795       1,753
                           ----------  ----------  ----------  ----------  ----------
                           $  161,663  $  172,697  $  167,488  $  170,978  $  158,489
                           ==========  ==========  ==========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing....  $   64,726  $   63,014  $   79,397  $   66,429  $   88,226
 Professional
  Information............      67,316      48,361      43,910      33,006      19,984
 Consumer Media..........      11,078       1,308       1,606       1,718       1,579
 Corporate and Other.....       3,799      15,929       3,254         940         321
                           ----------  ----------  ----------  ----------  ----------
                              146,919     128,612     128,167     102,093     110,110
                           ----------  ----------  ----------  ----------  ----------
 Discontinued Operations
  Cable Television.......                  11,283     118,948     116,914      82,333
  Other(2)...............                     409         264                   3,464
                           ----------  ----------  ----------  ----------  ----------
                           $  146,919  $  140,304  $  247,379  $  219,007  $  195,907
                           ==========  ==========  ==========  ==========  ==========
--------
(1) Includes restructuring-related charges as follows (in thousands):

                              1996        1995                    1993        1992
                           ----------  ----------              ----------  ----------
  Newspaper Publishing...              $  316,216              $   33,080  $  106,700
  Professional
   Information...........  $   50,924     267,413                  25,300      96,000
  Consumer Media.........                  74,875
  Corporate and Other....                  65,603                  21,784
                           ----------  ----------              ----------  ----------
                           $   50,924  $  724,107              $   80,164  $  202,700
                           ==========  ==========              ==========  ==========

  The pre-tax charges of $724,107 in 1995 are comprised of restructuring, impairment and one-time charges of $634,077 and nonrecurring operating costs of $90,030. In addition, other pre-tax restructuring program charges in 1995 of $69,755 related to discontinued operations and $43,851 related to investment writedowns are described in Notes 2 and 4 to the financial statements.

(2) Expenditures in 1995 and 1994 are for the discontinued consumer multimedia and cable programming operations. Expenditures in 1992 are for the discontinued broadcast television operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED RESULTS OF OPERATIONS

  During 1996, Times Mirror achieved significant improvement in operating results led by the outstanding performance in Newspaper Publishing, the Company's largest business segment. The following table summarizes the Company's financial results (dollars in millions, except per share amounts):

                                                     1996      1995      1994
                                                   --------  --------  --------
   Revenues......................................  $3,401.0  $3,448.3  $3,355.8
   Restructuring, impairment and one-time
    charges......................................      50.9     634.1
   Operating profit (loss).......................     312.5    (455.4)    302.5
   Interest expense, net.........................     (20.9)     (2.2)    (66.8)
   Asset sales and writedowns, net...............     104.9      (2.4)     22.1
   Equity income (loss), net.....................       4.4       1.5      (1.9)
   Income (loss) from continuing operations......     206.4    (339.0)    132.2
   Net income (loss) from discontinued opera-
    tions........................................               (55.8)     53.1
   Net gain on disposal of discontinued opera-
    tions........................................             1,634.3
   Extraordinary loss from early retirement of
    debt.........................................                         (12.2)
   Cumulative effect of changes in accounting
    principles...................................               (12.7)
   Net income....................................     206.4   1,226.8     173.1
   Preferred dividend requirements...............      43.6      44.0
   Cash paid in excess of liquidation value for
    Series B preferred stock repurchases.........                43.1
   Earnings applicable to common shareholders....  $  162.8  $1,139.7  $  173.1
   Primary earnings (loss) per share from contin-
    uing operations..............................  $   1.55  $  (3.74) $   1.03
   Primary earnings per share....................  $   1.55  $  10.02  $   1.35
   Fully diluted earnings per share..............  $   1.53  $   9.40  $   1.35
   Earnings per share from continuing operations
    excluding restructuring charges and other
    special items................................  $   1.51  $    .84  $    .95

1996 COMPARED WITH 1995

  For 1996, the Company reported operating profit of $312.5 million, compared to an operating loss of $455.4 million in the prior year. Excluding the impact of restructuring charges and other special items in both years, operating profit in 1996 increased to $363.4 million, up 35.2 percent from $268.7 million in 1995. The significant improvement in operating profit margin and overall performance was due largely to cost savings from the 1995 restructuring program as well as ongoing cost control efforts. Newspaper Publishing achieved higher operating profit in 1996, partially offset by reduced operating profit in Professional Information stemming from organizational and distribution system changes undertaken at Mosby-Year Book.

  Times Mirror's consolidated revenues declined 1.4 percent to $3.40 billion in 1996, compared with $3.45 billion in the prior year, mainly due to the disposition of the Company's college publishing businesses and the reorganization of distribution channels in health science publishing (see Professional Information segment for further discussion). The closure of certain newspaper editions in mid-1995 also contributed to the revenue decline in 1996. Newspaper Publishing's revenues rose modestly to a record high level of $2.08 billion for 1996, as improving economic trends in Southern California contributed to growth at the Los Angeles Times. Looking toward 1997, year-to-year comparison of revenues may mask revenue growth in the Company's present businesses due to the recent disposition of the Company's college publishing and other businesses with approximately $250 million in total revenues.

  Net income in 1996 of $206.4 million, or $1.53 per share, included the after-tax gain of $32.0 million on the sale of the college publishing businesses and certain other professional information companies, largely offset by after-tax restructuring charges of $30.3 million in that segment.

  Earnings applicable to common shareholders were reduced by preferred dividend requirements of $43.6 million in 1996, and by $44.0 million in 1995. In addition, earnings applicable to common shareholders in 1995 were further reduced by $43.1 million for cash paid in excess of liquidation value for the repurchases of Series B preferred stock. Excluding the impact of gains on sale, restructuring and other similar charges in both years and the cash paid in excess of liquidation value for preferred stock repurchases in 1995, earnings per common share from continuing operations rose to $1.51 in 1996 compared to $.84 per share for 1995. Earnings per share in 1996 benefited from the lower average number of shares outstanding.

  Net interest expense in 1996 rose to $20.9 million from $2.2 million in 1995, reflecting increased 1996 debt levels and reductions in interest earning investments.

RESTRUCTURING CHARGES

  The following summarizes restructuring charges and related costs included in each business segment (dollars in millions):

                                1996                       1995
                            ------------- --------------------------------------
                                          RESTRUCTURING,
                                            IMPAIRMENT
                                               AND         NON-        TOTAL
                                             ONE-TIME    RECURRING RESTRUCTURING
                            RESTRUCTURING    CHARGES       COSTS      PROGRAM
                            ------------- -------------- --------- -------------
   Newspaper Publishing....                   $291.5       $24.7      $316.2
   Professional Informa-
    tion...................     $50.9          222.8        44.6       267.4
   Consumer Media..........                     70.4         4.5        74.9
   Corporate and Other.....                     49.4        16.2        65.6
                                -----         ------       -----      ------
                                $50.9         $634.1       $90.0      $724.1
                                =====         ======       =====      ======

  During 1996, the Company recorded pre-tax restructuring charges of $50.9 million, or $30.3 million after-tax, as discussed in further detail in the Professional Information segment.

  Based on a comprehensive review of its operations, the Company recorded charges of $724.1 million, or $463.7 million after-tax, in 1995 for actions which included closure and discontinuation of certain operations and product lines, staff reductions, union renegotiations, consolidation of selected offices and asset writedowns. Additional pre-tax charges of $69.8 million related to discontinued operations and $43.9 million related to investment writedowns were part of the Company's 1995 restructuring program.

1995 CABLE MERGER AND RELATED TRANSACTIONS

  In the first quarter of 1995, the Company completed the disposal of its cable television operations and also completed related transactions, including the issuance of two new series of preferred stock and the retirement of nearly 75 percent of total debt outstanding at year end 1994. Results for 1995 benefited from the $1.63 billion gain on the disposal of the cable television operations as well as from lower interest expense due to debt reductions and higher interest income from the investment of the cash proceeds from the disposal.

FOURTH QUARTER 1996 COMPARED WITH FOURTH QUARTER 1995

  Revenues for the fourth quarter of 1996 declined 9.9 percent to $871.4 million from $966.7 million in the prior year's quarter due to the disposition of the college publishing businesses and changes in distribution channels at Mosby. Fourth quarter year-over-year comparisons were also affected by the 1996 Newspaper Publishing segment fiscal calendar, which contained five fewer days of operations in 1996's fourth quarter compared to the 1995 fourth quarter. (The first quarter of 1996 had benefited from six extra days due to the calendar difference.)

  In the fourth quarter of 1996, the Company reported operating profit of $67.7 million reflecting strong profit growth in Newspaper Publishing, offset by Professional Information's restructuring charges of $50.9 million and lower overall operating profit. In the 1995 fourth quarter, the Company reported an operating loss of $206.3 million as a result of the restructuring program charges. Excluding restructuring charges in the fourth quarter of both years, the fourth quarter 1996 operating profit would have risen to $118.6 million or
5.5 percent, from $112.4 million in the prior year.

  Net income for the 1996 fourth quarter was $78.7 million, or $.64 per share, compared with the fourth quarter 1995 net loss of $141.6 million, or $1.62 per share. Excluding restructuring charges, asset sales and writedowns and other special items in both years, 1996 fourth quarter earnings per share would have been $.63 per share compared with $.42 per share in the 1995 fourth quarter. Earnings per share in the fourth quarter of 1996 also benefited from the lower average number of shares outstanding.

  For the fourth quarter of 1996, Newspaper Publishing's operating profit rose
31.8 percent to $105.5 million, excluding restructuring program charges, benefited by ongoing cost controls and significantly lower newsprint expense for the quarter. The segment's operating profit margin increased to 18.7 percent for the quarter, the highest profit margin level achieved since the fourth quarter of 1987. Revenues in the 1996 fourth quarter declined to $565.2 million from $568.5 million in the prior year, largely due to the difference in the number of days in the fourth quarters. Advertising revenue in the 1996 fourth quarter was virtually unchanged from the prior year's quarter at $434.5 million. Circulation revenues declined 7.0 percent for the 1996 fourth quarter to $111.1 million, as circulation growth in Southern California and Long Island, New York was more than offset by pricing and promotional actions.

  In Professional Information, 1996 fourth quarter revenues declined 27.4 percent to $233.2 million, primarily reflecting the absence of the college publishing businesses, the closure of the international distribution division and the changes in Mosby's domestic distribution channels. The decline in revenues was partially offset by revenue increases in the fourth quarter at Matthew Bender, Jeppesen Sanderson and Times Mirror Training. Operating profit, excluding restructuring charges in both years, declined significantly to $19.8 million from $56.6 million in 1995, due principally to changes in Mosby's international and domestic distribution channels.

  In Consumer Media, revenues declined 5.3 percent to $73.1 million in the 1996 fourth quarter from $77.3 million in 1995, as a reduction in advertising pages and lower subscription revenues at Times Mirror Magazines affected segment results overall. However, the segment reported operating profit for the 1996 fourth quarter of $2.0 million compared to an operating loss of $1.0 million in 1995, excluding restructuring program charges, due to overall expense reductions at Times Mirror Magazines.

1995 COMPARED WITH 1994

  Times Mirror's consolidated revenues rose 2.8 percent in 1995 compared with the prior year, reflecting growth in the Professional Information and Consumer Media segments of the Company's businesses. Growth in health information services (including international sales and consumer medical information), the flight information business and magazine advertising, coupled with additional revenues from acquisitions made early in 1995, contributed to the revenue increase. These improvements were partially offset by a slight decline in Newspaper Publishing revenues, reflecting the closure of certain newspaper editions.

  An operating loss of $455.4 million was reported for the full year 1995 as a result of the Company's restructuring program. Operating profit, excluding the 1995 restructuring program charges, was $268.7 million, a decrease of 11.2 percent from $302.5 million in 1994. This decline was largely due to reduced profits at Matthew Bender as well as considerably higher expense levels at higher education and the training companies due to marketing and product improvement efforts while the impact of higher newsprint prices was offset by cost reductions in the Newspaper Publishing segment. In 1995, Consumer Media reported an operating loss of $1.0 million, excluding restructuring charges, compared to an operating profit of $3.3 million in 1994 as a result of increased promotional and marketing costs and overall higher paper and postage costs.

  The 1995 loss from continuing operations reflects an after-tax restructuring program charge of $504.4 million and after-tax gains on asset sales of $25.8 million. Income from continuing operations in 1994 included after-tax gains on asset sales of $10.6 million. Excluding the impact of restructuring program charges and the cash paid in excess of liquidation value for preferred stock repurchases in 1995, as well as net gains on asset sales and writedowns in both years, earnings per share from continuing operations was $.84 per share for 1995, compared to $.95 per share in 1994. Earnings per share in 1995 benefited from the lower average number of shares outstanding.

  Net income of $1.23 billion for 1995 includes the $1.63 billion gain on the disposition of the Company's discontinued cable television operations, which more than offset charges for the Company's 1995 restructuring program. In addition, 1994 net income of $173.1 million included an extraordinary loss of $12.2 million, net of taxes from the early retirement of debt.

  Net interest expense in 1995 declined to $2.2 million from $66.8 million in 1994. Debt levels were reduced early in the year, using proceeds from the disposition of the Company's cable television operations, and interest income was generated from the investment of the remaining proceeds.

ANALYSIS BY SEGMENT

  The following sections discuss the segment results of the Company's principal lines of businesses excluding restructuring charges of $50.9 million and $724.1 million for 1996 and 1995, respectively.

NEWSPAPER PUBLISHING

  Newspaper Publishing revenue and operating profit (loss) were as follows (dollars in millions):

                                       1996   CHANGE    1995    CHANGE     1994
                                     -------- ------  --------  ------   --------
Revenues
 Advertising.......................  $1,574.4   1.0 % $1,558.2    (.4)%  $1,564.1
 Circulation.......................     447.6  (1.5)     454.5     .9       450.3
 Other.............................      58.2  29.4       44.9   (7.6)       48.6
                                     --------         --------           --------
                                     $2,080.2   1.1 % $2,057.6    (.3)%  $2,063.0
                                     ========         ========           ========
Operating profit (loss)............  $  304.7  100+ % $ (109.5) (100+)%  $  194.8
                                     ========         ========           ========
Operating profit excluding restruc-
 turing charges....................  $  304.7  47.4 % $  206.7    6.1 %  $  194.8
                                     ========         ========           ========

1996 RESULTS

  Newspaper Publishing's revenues rose in 1996 as strength in key advertising categories, including classified help-wanted and national advertising, more than offset continued soft retail advertising in certain markets and revenues lost from edition closures in 1995. Overall, advertising revenue gains at The Times, Hartford Courant, Morning Call and the Southern Connecticut newspapers more than offset declines in advertising revenues at Newsday and The Baltimore Sun primarily associated with edition closures at both papers in 1995. Advertising growth was restrained by weak retail advertising volume in major markets, due in part to department store and supermarket consolidations and store closures, most notably affecting the Southern California market.

  Circulation revenues declined slightly due largely to edition closures in 1995 as well as competitive pricing and other promotional activities undertaken during 1996. At The Times, a mid-year price decrease on daily single-copy sales affected about 10 percent of the total daily circulation base. These aggressive marketing and promotional campaigns contributed to circulation gains by year end 1996, with The Times and Newsday reporting daily circulation growth in core markets for the first time in five years.

  Other revenues benefited from new media products and services and new businesses such as Apartment Search, a consumer-oriented real estate rental information business.

  Driven by substantial cost reductions, the segment's 1996 operating profit increased due to savings achieved from the 1995 restructuring program, ongoing cost controls and a moderate decline in newsprint expense. In 1996, the segment's operating profit margin improved, reaching 14.6 percent, the highest annual margin achieved since 1989. While the 1996 average price per ton of newsprint was nearly the same as the 1995 average, newsprint expense declined somewhat due largely to lower consumption following the closure of certain editions. Newsprint consumption declined to 552,000 metric tons in 1996 from 582,000 in 1995.

1995 RESULTS

  Newspaper Publishing's revenues in 1995 fell slightly from 1994 due primarily to the closure of New York Newsday and the sluggish advertising environment in Southern California, which continued to impact The Times. Advertising revenues declined in 1995, as increases at most of the Company's eastern newspapers were more than offset by declines due to lost revenues resulting from the closure of New York Newsday as well as a drop in retail and national advertising revenues at The Times. Circulation revenues rose slightly as higher street and home delivery prices at certain newspapers offset a year-over-year decline in total circulation.

  Higher operating profit and profit margins were achieved despite slightly lower revenues and a sharp increase in newsprint expense of nearly 30 percent, largely through productivity improvements and a reduction in other operating costs. Excluding newsprint expense, all other expenses declined about 10 percent in 1995.

PROFESSIONAL INFORMATION

  Professional Information revenue and operating profit (loss) were as follows (dollars in millions):

                                       1996   CHANGE    1995    CHANGE     1994
                                     -------- ------  --------  ------   --------
Revenues...........................  $1,031.2  (5.5)% $1,091.0    8.5 %  $1,005.3
                                     ========         ========           ========
Operating profit (loss)............  $   58.7   100+% $ (131.4) (100+)%  $  174.0
                                     ========         ========           ========
Operating profit excluding restruc-
 turing charges....................  $  109.6 (19.4)% $  136.0  (21.8)%  $  174.0
                                     ========         ========           ========

1996 RESULTS

  Through a series of strategic moves in 1996, the Professional Information segment was refocused on businesses in which the Company has a leadership position: Matthew Bender, the country's leading analytical legal publisher; Jeppesen Sanderson, the world's foremost flight information company; Mosby-Year Book, the world's largest health science publisher; and Times Mirror Training, the country's largest skills training company.

  During the 1996 fourth quarter, the Company completed the exchange of its college publishing businesses for Shepard's, the nation's premier legal citation service, and established a joint venture with Reed Elsevier, Inc. for the ownership and management of Shepard's. This venture as well as a broader strategic alliance with Reed Elsevier's subsidiary, LEXIS-NEXIS, significantly strengthens Matthew Bender's position in the legal publishing market.

  In the fourth quarter of 1996, the Company also completed the disposition of Doyma Libros, its Spanish language medical book publisher; closed Times Mirror International Publishers, the Company's unprofitable international book distributor; and signed an agreement for the sale of CRC Press, Inc., which was completed on January 10, 1997. Giving effect to the fourth quarter items, the Company recorded a pre-tax gain of $104.9 million which, due to differences in the book and tax basis of the assets, resulted in an after-tax gain of $32.0 million. Partially offsetting the gain were restructuring efforts in the segment, which resulted in pre-tax charges of $50.9 million, or $30.3 million after-tax. These charges included the establishment of reserves related to replacement of Mosby's third party domestic distribution arrangements with direct distribution to book stores, consolidation, closure and downsizing of selected offices, as well as additional fourth quarter restructuring efforts undertaken at Times Mirror Training to further integrate Kaset International, Learning International and Zenger Miller. Additionally, during the 1996 third quarter, the Company appointed Harcourt Brace as its exclusive distributor of Mosby's professional medical publications in most international markets.

  Professional Information revenues in 1996 declined reflecting the Company's strategic decision to exchange its college publishing businesses for Shepard's. The revenue decline was partially offset by revenue growth at Jeppesen Sanderson and Times Mirror Training. Pro forma revenues for the Professional Information segment, excluding the Company's college publishing businesses, Doyma Libros, and CRC Press, Inc. are as follows (dollars in millions):

                                               1996  CHANGE  1995  CHANGE  1994
                                              ------ ------ ------ ------ ------
Pro forma revenues for ongoing businesses.... $809.1  1.8%  $795.1  8.1%  $735.5
                                              ======        ======        ======

  Operating profit for the segment declined substantially to $109.6 million in 1996 from $136.0 million in 1995 primarily due to the realignment of domestic and international distribution channels in health science publishing mentioned above.

  Segment operating profit does not include $3.2 million of equity income from the Shepard's partnership.

  The Company continues to pursue cost reductions and re-engineering opportunities at Mosby and its international training locations.

1995 RESULTS

  Professional Information revenues in 1995 increased, reflecting double-digit revenue growth in professional and academic health science publishing, consumer health information and flight information, as well as the revenues from several small health science information companies which were acquired early in 1995. These revenue gains were tempered by a revenue decline at Matthew Bender due to subscriber attrition in print products.

  Operating profit for the segment declined from the prior year largely reflecting the lower revenues at Matthew Bender. Higher education publishing and the Company's health science information businesses had lower operating profit due to higher expenses in key areas including: increasing international sales and marketing efforts in Southeast Asia, the development of new products and product improvement efforts in health information services, including an online medical service, and the costs associated with expanding product lists in the higher education businesses. These investment efforts increased costs faster than revenues and reduced profitability for the health science and higher education companies. Times Mirror Training reported reduced operating profit in 1995 due to weaknesses in certain markets, as well as higher marketing, acquisition and other costs. Jeppesen Sanderson, the Company's flight information publisher, reported strong operating profit growth for the 1995 year, further benefiting from favorable foreign currency fluctuations.

CONSUMER MEDIA

  Consumer Media revenue and operating profit (loss) were as follows (dollars in millions):

                                             1996  CHANGE   1995   CHANGE   1994
                                            ------ ------  ------  ------  ------
Revenues..................................  $289.9 (3.6)%  $300.7    4.4 % $288.1
                                            ======         ======          ======
Operating profit (loss)...................  $  5.9  100+%  $(75.9) (100+)% $  3.3
                                            ======         ======          ======
Operating profit (loss) excluding restruc-
 turing charges...........................  $  5.9  100+%  $ (1.0) (100+)% $  3.3
                                            ======         ======          ======

1996 RESULTS

  For 1996, Consumer Media revenues declined modestly, due to lower advertising and circulations revenues at Times Mirror Magazines as well as a weakness in the art book market which affected Harry N. Abrams, a prestigious art book publisher. In September 1996, the Company announced its plan to explore divestiture alternatives for Abrams in order to concentrate on its core businesses in newspapers, professional information and magazines. Despite lower revenues, the segment reported improved operating results, as lower paper and printing costs, staff reductions, office space consolidation and overall cost controls more than offset the revenue shortfall.

1995 RESULTS

  Each of the companies in the Consumer Media segment reported higher revenues in 1995 compared with 1994. These revenue gains were generated largely from new titles and publications, fees related to the licensing of certain magazine titles and an acquisition made in the latter part of 1994. For the year, the magazines reported a 6.6 percent increase in advertising revenue over 1994, reflecting improved advertising trends industry-wide. This increase was mostly offset by lower circulation revenues at some of the magazines. Consumer Media reported an operating loss for 1995 due to increased year end promotional and marketing expenses at the magazines and overall higher paper and postage costs.

CORPORATE AND OTHER

  Corporate and Other operating costs were as follows (dollars in millions):

                                          1996   CHANGE  1995    CHANGE   1994
                                         ------  ------ -------  ------  ------
Operating Costs........................  $(56.7)  59.1% $(138.6) (99.4)% $(69.5)
                                         ======         =======          ======
Operating Costs Excluding Restructuring
 Charges...............................  $(56.7)  22.2% $ (73.0)  (5.0)% $(69.5)
                                         ======         =======          ======

1996 RESULTS

  Operating costs in this segment primarily reflect the ongoing expenses associated with corporate administrative functions, including executive office, legal and treasury operations among other costs. For 1996, Corporate and Other operating expenses declined substantially from the prior year as a result of staff reductions and other restructuring efforts undertaken in 1995.

1995 RESULTS

  Operating costs for the Corporate and Other segment increased slightly in 1995 due to the development of a company-wide digital network of product, marketing and administrative data bases. This project was abandoned in the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operating cash requirements are funded by its operations. In 1996, the Company's major cash inflows totaled over $800 million, consisting of cash generated from its continuing operating activities, issuance of long-term debt, and proceeds from the fourth quarter 1996 sale of a 50 percent interest in Shepard's. These funds were used primarily to fund common share repurchases and costs related to a strategic realignment of the Professional Information segment. At year end 1996, the Company had a $400 million long-term revolving line of credit, available through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. Additionally, a shelf registration statement for $250 million of securities is expected to be filed in the near future.

  In 1997, the Company announced that it will redeem the remaining 7.8 million outstanding shares of Series B preferred stock, which have been called for conversion into common stock on April 2, 1997 at an exchange ratio pursuant to the original terms of the Series B preferred stock. In addition, forward purchase contracts for 3.9 million shares of Series B preferred stock were outstanding on February 28, 1997, largely due to contracts for approximately
3.3 million shares entered into subsequent to December 31, 1996. These contracts, which mature in 1998 but may be terminated prior to maturity, may be settled on a net share basis in Series B preferred stock or in Series A common stock if the Series B preferred stock is redeemed prior to the maturity of the contracts.

  The following table sets forth certain items from the Consolidated Statements of Cash Flows (in millions):

                                                             1996      1995
                                                            -------  --------
   Net cash provided by operating activities of continuing
    operations............................................. $ 388.8  $  262.8
   Proceeds from disposal of cable television operations...           1,225.0
   Proceeds from sales of assets...........................   190.4      83.3
   Capital expenditures....................................  (146.9)   (128.6)
   Repurchases of common stock.............................  (496.8)   (218.1)
   Net issuances (repayments) of debt......................   194.5    (588.8)

  Cash generated by operating activities of continuing operations in 1996 increased approximately 48 percent from the prior year due largely to higher operating profit partially offset by restructuring-related expenditures. In addition to restructuring expenditures, 1995 cash flow from continuing operations was impacted by substantial expenditures for newsprint as higher inventory levels were established to mitigate the 1995 newsprint price increases.

  During 1996, capital expenditures were higher as a result of increased capital costs associated with consolidation and relocation of offices. Capital expenditures in 1997 are expected to decrease somewhat as capital costs associated with real estate relocations are expected to be lower.

  Total debt at December 31, 1996 increased to $459.0 million from $248.2 million in 1995. Proceeds from the issuance of debt securities as well as funds generated from operations and cash received from the exercise of stock options were used for share repurchases. The Company repurchased 11.4 million and 7.0 million shares of its common stock during 1996 and 1995, respectively.

  Common share repurchases are intended to offset dilution from the shares of common stock issued under the Company's stock-based employee compensation and benefit programs as well as to enhance shareholder value. The remaining aggregate repurchase authorization at year end 1996 totaled approximately 10.8 million shares. Repurchases are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. These contracts have been entered into based on market conditions as well as other factors.

DIVIDENDS

  Cash dividends of $.30 and $.24 per share of common stock were declared for the years ended December 31, 1996 and 1995, respectively.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Annual Report on Form 10-K are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 17 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   26
Consolidated Statements of Operations--Years Ended December 31, 1996, 1995
 and 1994.................................................................   27
Consolidated Balance Sheets--December 31, 1996 and December 31, 1995......   28
Consolidated Statements of Shareholders' Equity--Years Ended December 31,
 1996, 1995 and 1994......................................................   29
Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995
 and 1994.................................................................   30
Notes to Consolidated Financial Statements................................   31
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts and Reserves.............   54

  All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

  We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Notes 1 and 5 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 5, 1997

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31
                                              ----------------------------------
(IN THOUSANDS OF DOLLARS                         1996        1995        1994
EXCEPT PER SHARE AMOUNTS)                     ----------  ----------  ----------
REVENUES....................................  $3,400,984  $3,448,287  $3,355,761
                                              ----------  ----------  ----------
COSTS AND EXPENSES
 Cost of sales..............................   1,782,711   1,843,475   1,778,205
 Selling, general and administrative
  expenses..................................   1,254,894   1,426,114   1,275,048
 Restructuring, impairment and one-time
  charges...................................      50,924     634,077
                                              ----------  ----------  ----------
  Total costs and expenses..................   3,088,529   3,903,666   3,053,253
                                              ----------  ----------  ----------
OPERATING PROFIT (LOSS).....................     312,455    (455,379)    302,508
 Interest expense...........................     (27,047)    (29,467)    (69,322)
 Interest income............................       6,143      27,237       2,517
 Asset sales and writedowns, net............     104,921      (2,416)     22,099
 Equity income (loss).......................       4,379       1,515      (1,858)
 Other, net.................................       3,138       3,497       1,955
                                              ----------  ----------  ----------
 Income (loss) from continuing operations
  before income tax provision (benefit).....     403,989    (455,013)    257,899
 Income tax provision (benefit).............     197,545    (116,030)    125,676
                                              ----------  ----------  ----------
 Income (loss) from continuing operations...     206,444    (338,983)    132,223
 Discontinued operations:
  Net income (loss) from operations.........                 (55,836)     53,126
  Net gain on disposal......................               1,634,294
 Extraordinary loss on early retirement of
  debt, net of income tax benefit of $8,517.                             (12,232)
 Cumulative effect of changes in accounting
  principles, net of income tax benefit of
  $8,817....................................                 (12,724)
                                              ----------  ----------  ----------
NET INCOME..................................  $  206,444  $1,226,751  $  173,117
                                              ==========  ==========  ==========
Preferred dividend requirements.............  $   43,645  $   44,003
                                              ==========  ==========  ==========
Cash paid in excess of liquidation value for
 Series B preferred stock repurchases.......              $   43,085
                                              ==========  ==========  ==========
Earnings applicable to common shareholders..  $  162,799  $1,139,663  $  173,117
                                              ==========  ==========  ==========
Primary earnings (loss) per share:
 Continuing operations......................  $     1.55  $    (3.74) $     1.03
 Discontinued operations:
  Net income (loss) from operations.........                    (.49)        .41
  Net gain on disposal......................                   14.36
 Extraordinary loss.........................                                (.09)
                                              ----------  ----------  ----------
 Income before cumulative effect of changes
  in accounting principles..................        1.55       10.13        1.35
 Cumulative effect of changes in accounting
  principles................................                    (.11)
                                              ----------  ----------  ----------
Primary earnings per share..................  $     1.55  $    10.02  $     1.35
                                              ==========  ==========  ==========
Fully diluted earnings per share:
 Income before cumulative effect of changes
  in accounting principles..................  $     1.53  $     9.50  $     1.35
 Cumulative effect of changes in accounting
  principles................................                    (.10)
                                              ----------  ----------  ----------
Fully diluted earnings per share............  $     1.53  $     9.40  $     1.35
                                              ==========  ==========  ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                 1996       1995
(IN THOUSANDS OF DOLLARS)                                     ---------- ----------
ASSETS
Current Assets
 Cash and cash equivalents..................................  $  145,105 $  182,901
 Marketable securities......................................      31,740     72,806
 Accounts receivable, less allowances for doubtful accounts
  and returns of $79,540 and $79,536........................     488,572    561,828
 Recoverable income taxes...................................         916     56,792
 Inventories................................................     103,648    173,568
 Deferred income taxes......................................      49,248    134,395
 Prepaid expenses...........................................      42,630     44,066
 Other current assets.......................................       8,613     21,681
                                                              ---------- ----------
   Total current assets.....................................     870,472  1,248,037
Property, plant and equipment...............................   1,177,077  1,174,831
Goodwill....................................................     530,142    651,745
Other intangibles...........................................      46,039     84,186
Deferred charges............................................     153,454    199,188
Equity investments..........................................     273,349     27,254
Prepaid pension cost........................................     326,935    296,492
Other assets................................................     152,394    135,426
                                                              ---------- ----------
   Total assets.............................................  $3,529,862 $3,817,159
                                                              ========== ==========
LIABILITIES
Current Liabilities
 Accounts payable...........................................  $  304,983 $  395,292
 Employees' compensation....................................     112,570    118,111
 Unearned income............................................     233,021    222,893
 Other current liabilities..................................     158,573    298,894
                                                              ---------- ----------
   Total current liabilities................................     809,147  1,035,190
Long-term debt..............................................     459,007    247,934
Deferred income taxes.......................................     129,491    140,087
Postretirement benefits.....................................     240,397    243,331
Unearned income.............................................      59,112     60,412
Other liabilities...........................................     295,726    283,969
                                                              ---------- ----------
   Total liabilities........................................   1,992,880  2,010,923
Common stock subject to put options.........................      38,172
Commitments and contingencies
SHAREHOLDERS' EQUITY
Series A preferred stock, $1 par value; 900,000 shares
 authorized; 824,000 shares issued and outstanding; stated
 at liquidation value.......................................     411,784    411,784
Series B preferred stock, $1 par value; 25,000,000 shares
 authorized; 7,789,000 shares issued and outstanding; stated
 at liquidation value; convertible to Series A common stock.     164,595    164,595
Preferred stock, $1 par value; 7,100,000 shares authorized;
 no shares issued or outstanding
Common stock
 Series A, $1 par value; 500,000,000 shares authorized;
  69,757,000 and 77,765,000 shares issued and outstanding...      69,757     77,765
 Series B, $1 par value; 100,000,000 shares authorized; no
  shares issued or outstanding
 Series C, convertible, $1 par value, 300,000,000 shares
  authorized; 26,973,000 and 27,933,000 shares issued and
  outstanding...............................................      26,973     27,933
Additional paid-in capital..................................     225,934    192,266
Retained earnings...........................................     533,131    875,981
Net unrealized gain on securities...........................      66,636     55,912
                                                              ---------- ----------
   Total shareholders' equity...............................   1,498,810  1,806,236
                                                              ---------- ----------
   Total liabilities and shareholders' equity...............  $3,529,862 $3,817,159
                                                              ========== ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           THREE YEARS ENDED DECEMBER 31, 1996
                           --------------------------------------------------------------------------------------------------------
 (IN THOUSANDS OF DOLLARS                                                                   NET
 EXCEPT PER SHARE           PREFERRED STOCK     COMMON STOCK      ADDITIONAL             UNREALIZED
 AMOUNTS)                  -----------------  ------------------   PAID-IN    RETAINED    GAIN ON   TREASURY  GUARANTEED
                           SERIES A SERIES B  SERIES A  SERIES C   CAPITAL    EARNINGS   SECURITIES  STOCK    ESOP DEBT    TOTAL
                           -------- --------  --------  --------  ---------- ----------  ---------- --------  ---------- ----------
 BALANCE AT
  DECEMBER 31,
  1993...........                             $97,588   $32,366    $167,490  $1,687,574             $(61,543)  $(24,200) $1,899,275
  Conversion of
   Series C
   shares to
   Series A
   shares........                               1,442    (1,442)
  Transactions
   related to
   stock option
   and restricted
   stock plans...                                  (6)       15         408                                                     417
  Dividends on
   common stock;
   $1.08 per
   share.........                                                              (138,904)                                   (138,904)
  Net income.....                                                               173,117                                     173,117
  Reduction of
   guaranteed
   ESOP debt.....                                                                                                24,200      24,200
  Translation
   gains and
   other.........                                                                (1,062)                                     (1,062)
                           -------- --------  -------   -------    --------  ----------   -------   --------   --------  ----------
 BALANCE AT
  DECEMBER 31,
  1994...........                              99,024    30,939     167,898   1,720,725              (61,543)             1,957,043
  Conversion of
   Series C
   shares to
   Series A
   shares........                               1,462    (1,462)
  Exchange of
   common stock
   for Series B
   preferred
   stock.........                   $349,954  (14,965)   (1,596)               (333,393)
  Retirement of
   treasury
   stock.........                              (1,345)                          (60,198)              61,543
  Issuance of
   Series A
   preferred
   stock.........          $411,784                                            (411,784)
  Repurchases of
   stock.........                   (185,359)  (7,023)      (19)               (254,135)                                   (446,536)
  Partial
   redemption of
   certain
   shareholder
   interests.....                                                              (932,000)                                   (932,000)
  Transactions
   related to
   stock option
   and restricted
   stock plans...                                 612        71      24,368                                                  25,051
  Dividends on
   common stock;
   $.24 per
   share.........                                                               (26,524)                                    (26,524)
  Dividends on
   preferred
   stock.........                                                               (52,921)                                    (52,921)
  Net income.....                                                             1,226,751                                   1,226,751
  Net unrealized
   gain on
   securities....                                                                         $55,912                            55,912
  Translation
   losses and
   other.........                                                                  (540)                                       (540)
                           -------- --------  -------   -------    --------  ----------   -------   --------   --------  ----------
 BALANCE AT
  DECEMBER 31,
  1995...........           411,784  164,595   77,765    27,933     192,266     875,981    55,912                         1,806,236
  Conversion of
   Series C
   shares to
   Series A
   shares........                                 871      (871)
  Stock issued
   for
   acquisition...                                 212                 6,900                                                   7,112
  Repurchases of
   common stock..                             (11,236)     (126)               (484,546)                (872)              (496,780)
  Transactions
   related to
   stock option
   and restricted
   stock plans...                               2,190        37      61,325                              872                 64,424
  Sale of put
   options.......                                                     3,645                                                   3,645
  Exercise of put
   options.......                                 (45)                 (30)      (1,879)                                     (1,954)
  Redemption
   value of put
   options.......                                                  (38,172)                                                 (38,172)
  Dividends on
   common stock;
   $.30 per
   share.........                                                               (30,067)                                    (30,067)
  Dividends on
   preferred
   stock.........                                                               (32,734)                                    (32,734)
  Net income.....                                                               206,444                                     206,444
  Change in net
   unrealized
   gain on
   securities....                                                                          10,724                            10,724
  Translation
   losses and
   other.........                                                                   (68)                                        (68)
                           -------- --------  -------   -------    --------  ----------   -------   --------   --------  ----------
 BALANCE AT
  DECEMBER 31,
  1996...........          $411,784 $164,595  $69,757   $26,973    $225,934  $  533,131   $66,636                        $1,498,810
                           ======== ========  =======   =======    ========  ==========   =======   ========   ========  ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31
                                               --------------------------------
                                                 1996        1995       1994
(IN THOUSANDS OF DOLLARS)                      ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Income (loss) from continuing operations..... $ 206,444  $ (338,983) $ 132,223
 Adjustments to derive cash flows from contin-
  uing operating activities:
  Depreciation and amortization...............   161,663     172,697    167,488
  Restructuring:
   Impairments and other non-cash charges.....    39,113     386,447
   Net change in restructuring liability......   (64,943)    188,175    (64,492)
  Amortization of product costs...............    52,906      61,526     59,574
  Gains on asset sales, net...................  (121,649)    (41,435)   (22,099)
  Provision for doubtful accounts.............    30,180      25,184     20,554
  Provision (benefit) for deferred income
   taxes......................................    58,648    (144,740)    14,978
  Changes in assets and liabilities:
   Trade accounts receivable..................    (2,115)    (50,688)   (43,648)
   Inventories................................    19,869     (23,401)     6,039
   Accounts payable...........................    (6,074)     28,284     11,812
   Income taxes...............................    59,451     (21,553)     3,790
  Other, net..................................   (44,650)     21,299     35,072
                                               ---------  ----------  ---------
  Net cash provided by continuing operating
   activities.................................   388,843     262,812    321,291
  Net cash provided by (used in) discontinued
   operating activities.......................   (28,354)    (13,066)   164,725
                                               ---------  ----------  ---------
   Net cash provided by operating activities..   360,489     249,746    486,016
                                               ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from disposal of cable television
  operations..................................             1,225,013
 Capital expenditures.........................  (146,919)   (128,612)  (128,167)
 Capitalization of product costs..............   (78,686)    (90,903)   (66,817)
 Proceeds from sales of assets................   190,424      83,345    340,035
 Marketable and noncurrent securities, net....    79,845     (79,845)
 Acquisitions, net of cash acquired...........   (17,841)    (64,070)   (25,368)
 Other, net...................................    (4,324)    (26,295)   (16,851)
                                               ---------  ----------  ---------
  Net cash provided by investing activities of
   continuing operations......................    22,499     918,633    102,832
  Net cash used in investing activities of
   discontinued operations....................               (31,497)  (155,649)
                                               ---------  ----------  ---------
   Net cash provided by (used in) investing
    activities................................    22,499     887,136    (52,817)
                                               ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of common stock...................  (496,780)   (218,091)
 Repurchase of Series B preferred stock.......   (91,182)   (137,263)
 Proceeds from issuance of debt...............   194,877                363,680
 Dividends paid...............................   (80,001)    (96,972)  (138,901)
 Proceeds from exercise of stock options......    51,178       5,122
 Principal repayments of other debt...........      (363)   (100,792)  (344,357)
 Repayment of commercial paper and short-term
  borrowings, net.............................              (488,010)  (233,901)
 Repayment of guaranteed ESOP debt............                          (24,200)
 Other, net...................................     1,487          81    (20,332)
                                               ---------  ----------  ---------
   Net cash used in financing activities......  (420,784) (1,035,925)  (398,011)
                                               ---------  ----------  ---------
Increase (decrease) in cash and cash
 equivalents..................................   (37,796)    100,957     35,188
Cash and cash equivalents at beginning of
 year.........................................   182,901      81,944     46,756
                                               ---------  ----------  ---------
Cash and cash equivalents at end of year...... $ 145,105  $  182,901  $  81,944
                                               =========  ==========  =========

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

  Presentation. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation. Financial information for 1995 and 1994, presented in the Notes to Consolidated Financial Statements, excludes discontinued operations except where noted.

  Changes in Accounting Principles. Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. Prior to 1995, revenues were recognized for licensing fees, as well as the sale of training products and seminars. However, the majority of these contract-related revenues were recognized as licensing fees on the date a non-cancelable agreement was signed and a master copy of the training materials was delivered to the customer. As of January 1, 1995, revenues are recognized either when the training products are delivered or the seminars presented, with no revenues recognized for licensing fees. The Company believes that this provides for consistent accounting treatment among its professional training companies. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes) as of January 1, 1995. The effect of this change on 1995 net income before cumulative effect of changes in accounting principles was not significant.

  Effective January 1, 1995, the Company adopted the Financial Accounting Standards Board's Practice Bulletin 13, "Direct Response Advertising and Probable Future Benefits," which clarified the accounting for direct response advertising costs. The Company's accounting practice prior to 1995 was to capitalize magazine subscription-related direct response advertising costs to the extent that such costs did not exceed estimated future revenues from magazine subscriptions and advertising for the specific direct response efforts. Under the Practice Bulletin 13 interpretation, future estimated advertising revenues may not be included in estimating probable future revenues for purposes of determining whether direct response advertising costs should be capitalized or expensed. The Company recorded a cumulative charge of $14,169,000 ($8,213,000 net of taxes) as of January 1, 1995. The effect of this change on 1995 net income before cumulative effect of changes in accounting principles was not significant.

  Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Long-lived assets, such as plant and equipment, identifiable intangibles and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. As a result of the adoption of SFAS 121, the Company has changed its methodology for assessing the recoverability of long-lived assets, including goodwill. Prior to SFAS 121, the Company recognized the difference between future undiscounted cash flows and net book value as an impairment loss. Impairment losses under SFAS 121 are determined based on the difference between fair value, which would generally approximate estimated future cash flows discounted at the Company's cost of capital, and net book value. An impairment loss on certain assets, as described in Note 5, was recorded in 1995. Prior period financial statements were not affected by the adoption of SFAS 121.

  Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents of $91,796,000 and $129,471,000 at December 31, 1996 and 1995, respectively, were primarily commercial paper, money market funds and repurchase agreements.

  Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources such as

                           THE TIMES MIRROR COMPANY
short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $37,897,000 and $33,009,000 at December 31, 1996 and 1995, respectively.

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

  Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases subsequent to October 31, 1970 ($516,689,000 at December 31, 1996 and $638,292,000 at December 31, 1995 net of accumulated amortization of $158,506,000 and $167,399,000, respectively) is being amortized primarily over 15 to 40 years, with a weighted average amortization period of 37 years. Goodwill arising from business combinations consummated prior to November 1, 1970 is not being amortized because, in the opinion of management, it has not diminished in value. Goodwill amortization expense amounted to $23,259,000 for 1996, $25,219,000 for 1995 and $22,330,000 for
1994.

  Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging from 2 to 21 years, with a weighted average life of 13 years. Amortization expense amounted to $14,055,000 for 1996, $20,753,000 for 1995 and $22,387,000
for 1994. Accumulated amortization was $60,309,000 and $95,105,000 at December 31, 1996 and 1995, respectively.

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

  Derivative Financial Instruments. Interest rate swaps and forward interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense related to the debt. Amounts received in connection with forward swaps and terminated swaps are amortized on a straight-line basis as a reduction in interest expense over the term of the swaps.

  The Company's exposure to market risk associated with fluctuations in the value of foreign currencies relative to the U.S. dollar may be managed with foreign currency forward contracts, currency options, currency

                           THE TIMES MIRROR COMPANY
swaps or other risk management instruments permitted by the Company's internal policy guidelines. The Company's practice over the last few years has been to enter into forward contracts at the beginning of each year, with maturities occurring at various times during the year. The gains and losses on the forward contracts, which have not qualified as accounting hedges, are recognized currently in earnings.

  Put options are used as an alternative to open market purchases in connection with the Company's common stock repurchase program. Forward purchase contracts for the Company's Series B preferred stock are used to commit holders to make future sales to the Company of shares of its Series B preferred stock (or additional common stock, once the Series B stock is converted into common shares). See Note 21. These contracts are entered into based on market conditions as well as other factors. The costs or benefits derived from these equity-based financial instruments are recorded in equity on the date of the transaction.

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

  Earnings Per Share. Primary earnings per share is computed by dividing net income, less preferred dividend requirements and, for 1995, cash paid in excess of liquidation value on Series B preferred stock repurchases, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when the common stock equivalents are antidilutive. The weighted average number of shares used for primary earnings per share totaled 105,085,000 and 113,797,000 for the years ended December 31, 1996 and 1995, respectively.

  Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements for Series A preferred stock and, for 1995, cash paid in excess of liquidation value for Series B preferred stock repurchases, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, assuming that the Series B preferred stock outstanding at December 31, 1996 and 1995 was converted to common stock on a one-for-one basis on January 1, 1996 and March 1, 1995, respectively. The weighted average number of shares used for fully diluted earnings per share is 113,583,000 and 123,001,000 for the years ended December 31, 1996 and 1995, respectively.

  Stock Options. Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Accordingly, the financial statements do not include any expense related to employee stock option awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note 13.

  Retirement Plans and Postretirement Benefits. The Company has defined benefit pension plans and various other contributory and noncontributory retirement plans covering substantially all employees. In general, benefits under the defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. Effective January 1, 1996, pension plan benefits for most employees will be limited to 30 years of benefit service beginning January 1, 2006. In determining net periodic pension expense (income), prior service costs are amortized on a straight-line basis over 10 years. The defined benefit plans are generally funded on a current basis in accordance with the Employee Retirement Income Security Act of 1974. The majority of the Company's employees are covered by one defined benefit plan. Funding is not expected to be

                           THE TIMES MIRROR COMPANY
required for this plan in the near future as this plan is overfunded. An Employee Stock Ownership Plan (ESOP), which was frozen effective January 1, 1995, provides benefits in conjunction with certain defined benefits. The fair value of ESOP assets is recognized as an offset to required funding.

  Postretirement health care benefits provided by the Company are unfunded and cover certain employees hired before January 1, 1993, or approximately half of the Company's current employees. The various plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits. Postretirement life insurance benefits are generally insured by life insurance policies and cover employees who retired on or before December 31, 1993. Life insurance benefits vary by plan, ranging from $1,000 to $250,000. Certain employees become eligible for the postretirement health care benefits if they meet minimum age and service requirements and retire from full-time, active service.

NOTE 2--ACQUISITIONS, DISPOSITIONS AND WRITEDOWNS

  During the fourth quarter of 1996, the Company recognized a gain of $121,649,000 on the exchange of its college publishing businesses and the sale of its Spanish language medical book publisher, Doyma Libros, and recorded a writedown of $16,728,000 for the January 1997 disposal of certain net assets of CRC Press, Inc. The net gain of $104,921,000 was $32,047,000 after applicable income taxes, primarily due to permanent differences related to goodwill. Revenues of these businesses represented approximately 7% and 9% of consolidated revenues of the Company for the years ended December 31, 1996 and 1995.

  On October 15, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, completed an exchange pursuant to which The McGraw-Hill Companies, Inc. sold all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers U.S., Inc. and affiliated entities relating to the Company's college text business and (iv) certain cash consideration expected to be less than 10% of the fair value of the exchange transaction.

  In late November 1996, Shepard's was contributed to a new 50/50 joint venture between the Company and Reed Elsevier Inc. (Reed) as part of a broader strategic alliance between Matthew Bender, Times Mirror's legal publisher, and LEXIS-NEXIS, a Reed subsidiary and a provider of full-text online information services in the legal, news, business and government areas. The Company received $242,500,000 from Reed for the 50% interest in the Shepard's joint venture. This transaction did not result in a gain or loss.

  During 1996, the Company had several other small acquisitions which were accounted for by the purchase method. The operations of these companies are reflected in the Company's financial statements from the date of acquisition. These acquisitions resulted in goodwill of $21,399,000, which is being amortized from 8 to 15 years.

  During 1995, asset sales resulted in a gain of $41,435,000, or $25,821,000 after applicable income taxes. Gains on the sale of securities, including equity securities in Graphic Holdings, Inc. and a newsprint manufacturer, were partially offset by losses on the disposal of newspaper-related equipment, the sale of The Sporting Goods Dealer and the sale of a small book printing business. Restructuring-related writedowns and charges of $43,851,000, or $40,687,000 after applicable income taxes, were recorded in 1995 to state certain investments at their net realizable value and record certain investment-related commitments.

  During 1994, the Company recognized a gain of $22,099,000, or $10,646,000 after applicable income taxes, on the divestiture of a small elementary-high school book publishing operation and the sale of preferred stock and common stock warrants, obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the Denver Post.

                           THE TIMES MIRROR COMPANY

NOTE 3--REORGANIZATION

  New TMC, Inc. was an entity formed, in connection with the 1995 tax-free reorganization, to facilitate the merger of the Company's cable television operations with Cox Communications, Inc. (Cox). The Company's corporate predecessor transferred all of its non-cable operations to New TMC, Inc. simultaneously with the February 1, 1995 merger of its cable television operations with Cox. Subsequent to the merger, New TMC, Inc. was renamed The Times Mirror Company. Financial statement references to the Company apply to New TMC, Inc.'s predecessor for events and transactions occurring prior to the merger. As a result of the merger, Cox assumed approximately $1.36 billion of debt, of which $1.31 billion was borrowed by the Company shortly before the merger. New TMC, Inc. received cash proceeds of $1.23 billion, primarily from the debt issuance, and used the funds to retire $588,010,000 of commercial paper, short-term borrowings and other debt.

  As additional consideration, Cox issued 54,904,000 shares of its Class A common stock to the non-controlling shareholders of the Company, which group excludes all Chandler Trust shareholders. This stock had a fair value of $932,000,000. Due to certain constraints imposed by the terms of the Chandler Trusts, in lieu of common stock of Cox, the Chandler Trusts received Series A preferred stock. In connection with the settlement of reorganization-related litigation, all non-controlling shareholders were offered the opportunity to exchange shares of Series A or Series C common stock for shares of Series B preferred stock. Accordingly, 16,561,178 shares of Series B preferred stock were issued pursuant to this settlement offer.

  As a result of this reorganization and merger, the Company recognized a nontaxable gain of $1.63 billion on the disposal of its cable television operations.

NOTE 4--DISCONTINUED OPERATIONS

  Discontinued operations include cable programming, consumer multimedia, an electronic shopping joint venture and cable television. The cable programming business, consumer multimedia business and the joint venture were discontinued during the third quarter of 1995. The cable television operations were disposed of on February 1, 1995.

  The combined results of operations of these businesses have been reported as discontinued operations for all periods presented. The income (loss) from discontinued operations is as follows (in thousands):

                                                              1995       1994
                                                           ----------  --------
      Revenues............................................ $   42,673  $499,775
                                                           ----------  --------
      Income (loss) before income tax provision (bene-
       fit)(1)............................................    (77,507)   96,592
      Income tax provision (benefit)......................    (21,671)   43,466
                                                           ----------  --------
      Income (loss) after taxes(1)........................    (55,836)   53,126
      Net gain on disposal................................  1,634,294
                                                           ----------  --------
      Total discontinued operations....................... $1,578,458  $ 53,126
                                                           ==========  ========

--------
(1) Included in the loss before income taxes and loss after taxes for 1995 were estimated operating costs during the exit period, writedowns of assets to net realizable value, and severance and other closure costs aggregating $69,755,000, or $49,627,000 after income tax benefits, related to the discontinuance of cable programming, consumer multimedia and a joint venture.

                           THE TIMES MIRROR COMPANY

  During the year ended December 31, 1996, expenditures for prior commitments related to discontinued cable programming and consumer multimedia companies aggregated $28,354,000. The major components of cash flow for discontinued operations for the years ended December 31, 1995 and 1994 are as follows (in thousands):

                                                             1995      1994
                                                           --------  ---------
   Income (loss) from discontinued operations............. $(55,836) $  53,126
   Depreciation and amortization..........................    8,459     99,714
   Other, net.............................................   34,311     11,885
                                                           --------  ---------
   Net cash provided by (used in) discontinued operating
    activities............................................ $(13,066) $ 164,725
                                                           ========  =========
   Capital expenditures................................... $(11,692) $(119,212)
   Acquisitions, net of cash acquired.....................  (10,442)   (22,308)
   Other, net.............................................   (9,363)   (14,129)
                                                           --------  ---------
   Net cash used in investing activities of discontinued
    operations............................................ $(31,497) $(155,649)
                                                           ========  =========

NOTE 5--RESTRUCTURING

  During 1996, the Company recorded restructuring charges of $50,924,000, or $30,305,000 after applicable income taxes, which included reserves related to changing the domestic distribution channels and consolidating and closing selected offices for the medical publishing operations as well as costs and asset writeoffs to further integrate the training companies. The remaining 1996 restructuring liability at December 31, 1996 was $10,205,000.

  During 1995, the Company recorded restructuring, impairment and one-time charges of $634,077,000, or $410,623,000 after applicable income taxes. Additional charges of $90,030,000 were also included in 1995 results. These charges did not meet the accounting criteria for inclusion in restructuring charges, but were part of the Company's 1995 restructuring program, along with additional pre-tax charges of $69,755,000 related to discontinued operations (see Note 4) and $43,851,000 related to investment writedowns (see Note 2). The remaining 1995 restructuring liability at December 31, 1996 was $148,520,000. The 1995 charges were comprised of the following:

  Restructuring: Restructuring costs aggregating $409,238,000 consisted of $153,764,000 for termination benefit costs, $126,412,000 for estimated sublease and lease abandonment losses, $117,152,000 for asset write-offs and $11,910,000 for other costs. The termination benefits were largely severance costs that covered approximately 2,700 full-time equivalent employees company-wide, of which 1,900 were in the Newspaper Publishing segment. Severance payments were $45,846,000 and $92,755,000 during 1996 and 1995, respectively. Some terminated employees are receiving severance payments over time. The remaining liability for severance costs at December 31, 1996 aggregated $18,230,000. The sublease and lease abandonment losses primarily covered office space in New York City, largely related to the closure of New York Newsday on July 17, 1995 and the consolidation of office space. Approximately 268,000 square feet has been abandoned and 21,000 square feet has been subleased. The asset write-offs were primarily goodwill and other intangibles related to the closure of Baltimore's Evening Sun on September 15, 1995, the abandonment of the magazines' sports marketing business and the abandonment of other products or product lines, primarily in the health sciences and college publishing businesses.

  Impairment: In connection with the restructuring of operations at Times Mirror Magazines, magazine titles that historically had operating losses, and that did not have the estimated future earnings necessary to recover asset values, were reviewed for impairment in accordance with SFAS 121 (see Note 1). The net book value of

                           THE TIMES MIRROR COMPANY
the primary long-lived asset, goodwill, exceeded the undiscounted estimated future cash flows for certain magazine titles. The $36,096,000 difference between the net book value and the fair value was recorded as an impairment loss in 1995. The fair value was based on estimated future cash flows discounted at the Company's cost of capital. In connection with the 1995 restructuring of its college publishing business, the Company recorded an impairment loss of $24,797,000 on certain printing, fulfillment and distribution facilities.

  One-Time Charges: One-time charges aggregating $163,946,000 were primarily related to employee benefit costs incurred in the renegotiation of union agreements at Newsday and the writedown of certain idle facilities and equipment.

  The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                                DECEMBER 31
                                                             -----------------
                                                               1996     1995
                                                             -------- --------
     Other current liabilities
      1995 Restructuring.................................... $ 69,111 $151,165
      1996 Restructuring....................................    7,341
     Other liabilities
      1995 Restructuring....................................   79,409  106,584
      1996 Restructuring....................................    2,864
                                                             -------- --------
                                                             $158,725 $257,749
                                                             ======== ========

  The current portion of the restructuring liabilities relates primarily to severance and other employee benefit-related costs while the noncurrent portion principally relates to lease payments which will be paid over lease periods extending to 2004.

NOTE 6--INTEREST, SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

  Cash payments during the years ended December 31, 1996, 1995 and 1994 included interest, net of amounts capitalized, of $24,609,000, $29,218,000 and $71,654,000, respectively, and income taxes of $74,164,000, $84,968,000 and
$107,865,000, respectively. Interest capitalized during the years ended December 31, 1996, 1995 and 1994 was not significant.

  Non-cash transactions were as follows (in thousands):

                                                                1996     1995
                                                              -------- --------
   Exchange of college publishing businesses for Shepard's... $457,839
   Liabilities assumed in connection with acquisitions.......   14,618
   Fair value of Cox Class A common stock issued to
    noncontrolling shareholders and accounted for as a
    partial redemption of certain shareholder interests......          $932,000
   Transfer of debt, related interest and other liabilities
    to Cox...................................................           133,257
   Exchange of debentures....................................           246,965
   Issuance of Series A preferred stock......................           411,784
   Exchange of common stock for Series B preferred stock.....           349,954
   Retirement of treasury stock..............................            61,543

  Advertising and promotion costs, which are expensed as incurred, amounted to $107,832,000 for 1996, $106,420,000 for 1995 and $98,557,000 for 1994.

                           THE TIMES MIRROR COMPANY

NOTE 7--FINANCIAL INSTRUMENTS

  Financial instruments consist of the following (in thousands):

                                                        DECEMBER 31
                                            -----------------------------------
                                                   1996             1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
   Assets
    Short-term assets...................... $665,417 $665,417 $817,535 $817,535
    Long-term equity securities............  102,415  102,415  102,663  102,663
   Liabilities
    Short-term liabilities.................  304,983  304,983  395,292  395,292
    Long-term debt.........................  459,007  463,788  247,934  273,582
   Off Balance Sheet
    Unrealized net gain on interest rate
     swaps.................................            12,182            19,478

  Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates their carrying value due to the short-term nature of these financial instruments. Marketable securities at December 31, 1996 are available-for-sale equity securities with a cost of $4,050,000. The unrealized gain is included as a separate component of shareholders' equity, net of applicable income taxes.

  Long-Term Equity Securities: Available-for-sale equity securities which are classified as long-term are stated at fair value based on estimated or quoted market prices and are included in "Other assets" in the consolidated balance sheets. The cost of the securities was $4,000,000 and $7,937,000 at December 31, 1996 and 1995, respectively. The unrealized gain is included as a separate component of shareholders' equity, net of applicable income taxes.

  Long-Term Debt: The fair value of long-term debt is based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities except for the premium equity participating securities whose fair value is the current maturity value determined by a formula based on quoted market prices of the underlying common stock.

  Interest Rate Swap: An interest rate swap agreement for a notional amount of $100,000,000, expiring in 2023, effectively converts a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR. The fair value of the swap is the amount at which it could be settled based on estimates of market rates. In May 1996, the Company terminated an interest rate swap as well as its two forward swap agreements.

NOTE 8--INVENTORIES

  Inventories consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   Newsprint, paper and other raw materials.................. $ 36,822 $ 53,051
   Books and other finished products.........................   46,508   91,206
   Work-in-progress..........................................   20,318   29,311
                                                              -------- --------
                                                              $103,648 $173,568
                                                              ======== ========

  Inventories determined on the last-in, first-out method were $24,104,000 and $31,137,000 at December 31, 1996 and 1995, respectively, and would have been higher by $10,929,000 in 1996 and $27,647,000 in 1995 had the first-in, first-out method (which approximates current cost) been used.

                           THE TIMES MIRROR COMPANY

NOTE 9--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following (in thousands):

                                                               DECEMBER 31
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
   Land.................................................. $   90,283 $   91,118
   Buildings.............................................    560,846    550,057
   Machinery and equipment...............................  1,376,435  1,334,916
   Leasehold improvements................................     40,340     36,006
   Construction-in-progress..............................     50,976     66,342
                                                          ---------- ----------
                                                           2,118,880  2,078,439
   Less accumulated depreciation and amortization........    941,803    903,608
                                                          ---------- ----------
                                                          $1,177,077 $1,174,831
                                                          ========== ==========

NOTE 10--INCOME TAXES

  Income tax expense (benefit) from continuing operations consists of the following (in thousands):

                                                      1996     1995       1994
                                                    -------- ---------  --------
   Current
    Federal........................................ $ 92,892 $  12,617  $ 74,675
    State..........................................   32,887     1,048    23,762
    Foreign........................................   13,118    15,045    12,261
   Deferred
    Federal........................................   50,116  (106,660)    6,375
    State..........................................    8,240   (37,171)    8,579
    Foreign........................................      292      (909)       24
                                                    -------- ---------  --------
                                                    $197,545 $(116,030) $125,676
                                                    ======== =========  ========

  The difference between actual income tax expense (benefit) and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                    1996      1995       1994
                                                  --------  ---------  --------
   Income (loss) from continuing operations be-
    fore income taxes:
    United States...............................  $423,240  $(469,310) $231,684
    Foreign.....................................   (19,251)    14,297    26,215
                                                  --------  ---------  --------
                                                  $403,989  $(455,013) $257,899
                                                  ========  =========  ========
   Federal statutory income tax rate............        35%        35%       35%
   Federal statutory income tax expense (bene-
    fit)........................................  $141,396  $(159,255) $ 90,265
   Increase (decrease) in income taxes resulting
    from:
    State and local income tax expense
     (benefit), net of Federal effect...........    26,732    (23,421)   21,021
    Basis difference in asset sales.............    28,203     (6,391)    3,017
    Goodwill amortization not deductible for tax
     purposes...................................     7,294      7,947     7,569
    Writedown of assets.........................               44,291
    Foreign tax differentials...................     4,490      7,147       416
    Other.......................................   (10,570)    13,652     3,388
                                                  --------  ---------  --------
                                                  $197,545  $(116,030) $125,676
                                                  ========  =========  ========

                           THE TIMES MIRROR COMPANY

  The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                             DECEMBER 31
                                                         --------------------
                   TEMPORARY DIFFERENCES                   1996       1995
                   ---------------------                 ---------  ---------
   Depreciation and other property, plant and equipment
    differences......................................... $(167,547) $(172,308)
   Retirement and health benefits.......................  (150,359)  (132,226)
   Postretirement benefits..............................   110,701    111,954
   Valuation and other reserves.........................    38,449     61,717
   Other employee benefits..............................    59,746     62,918
   Unrealized investment gains..........................   (46,152)   (38,805)
   State and local income taxes.........................    33,483     29,798
   Restructuring charges................................    32,683     83,645
   Intangible asset differences.........................    12,178     12,615
   Other deferred tax assets............................    31,123     19,045
   Other deferred tax liabilities.......................   (33,769)   (40,038)
                                                         ---------  ---------
                                                         $ (79,464) $  (1,685)
                                                         =========  =========

                                                              DECEMBER 31
                                                          --------------------
               BALANCE SHEET CLASSIFICATIONS                1996       1995
               -----------------------------              ---------  ---------
   Current deferred tax assets........................... $  49,248  $ 134,395
   Noncurrent deferred tax assets........................       779      4,007
   Noncurrent deferred tax liabilities...................  (129,491)  (140,087)
                                                          ---------  ---------
                                                          $ (79,464) $  (1,685)
                                                          =========  =========

  Noncurrent deferred tax assets are included in "Other assets."

NOTE 11--DEBT

  Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
   7 1/4% Debentures due March 1, 2013.....................  $148,215  $148,215
   7 1/2% Debentures due July 1, 2023......................    98,750    98,750
   7 1/4% Debentures due November 15, 2096.................   148,000
   4 1/4% PEPS due March 15, 2001;
     1,305,000 securities stated at current maturity value.    64,543
   Others at various interest rates, maturing through 2001.        84     1,222
                                                             --------  --------
                                                              459,592   248,187
   Unamortized discount....................................      (570)
   Less current maturities.................................       (15)     (253)
                                                             --------  --------
                                                             $459,007  $247,934
                                                             ========  ========

  In March 1996, the Company issued 1,305,000 securities, designated as 4 1/4% Premium Equity Participating Securities (PEPS), for gross proceeds of $51,221,000 or $39.25 per security. This obligation hedges a significant portion of the Company's investment in the common stock of Netscape Communications Corporation (Netscape).

                           THE TIMES MIRROR COMPANY

The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. As a result, the maturity value will generally move in tandem with changes in the fair market value of the Netscape stock. The PEPS obligation is recorded (a) at the issuance price of $39.25 if the fair market value of Netscape common stock is between $39.25 and $45.13 or (b) at 86.96% of the fair market value when the Netscape common stock exceeds $45.13. At December 31, 1996, the fair market value of Netscape common stock was $56.875 per share, resulting in a maturity value of approximately $49.46 per security at that date. Changes in the maturity value of the PEPS are included as a separate component of shareholders' equity, net of applicable income taxes.

  Interest rate swaps converted the weighted average interest rate on the debentures due in 2013 and 2023 from 7.35% to 6.09% for the year ended December 31, 1996. The unamortized discount at December 31, 1996 relates to the 100-year debentures issued in 1996.

  The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in September 2000. This agreement provides for borrowings up to $400,000,000 at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. The commitment fee is approximately 8/100 of one percent per annum. The lines of credit are used to support a commercial paper program. Commercial paper was issued during the last half of 1996 but was repaid prior to December 31, 1996. During 1996, the weighted average interest rate and weighted average commercial paper borrowings were 5.40% and $63,959,000, respectively. In addition, the Company has $69,078,000 of undrawn standby letters of credit at December 31, 1996.

  The Company's revolving lines of credit contain restrictive provisions relating primarily to the level of consolidated net worth. At December 31, 1996, consolidated net worth was required to be not less than approximately $1.37 billion.

  The Company completed a tender offer in December 1994 for $345,179,000 of its Medium-Term Notes and its three other notes due 1999 thru 2001. The premium and related costs of the tender, aggregating $20,749,000, or $12,232,000 after taxes, were recorded as an extraordinary loss in 1994.

  At December 31, 1996, the aggregate principal maturities of the Company's debt are as follows (in thousands):

      1997-2000........................................................ $     67
      2001.............................................................   64,560
      Thereafter.......................................................  394,395

NOTE 12--CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

  The Series A preferred stock is cumulative, non-voting stock and has an annual dividend rate of 8% of its liquidation value of $411,784,000. The Series B preferred stock is cumulative, voting stock and has an annual dividend rate of $1.374 per share. Both series of preferred stock were entitled to dividends effective March 1, 1995. The Series B preferred stock is mandatorily convertible into the Company's Series A common stock on April 1, 1998, or earlier under certain circumstances (see Note 21). The conversion rate fluctuates with the value of the common stock, but it will not exceed a one-for-one conversion rate. Preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine.

  Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C shares and the right to convert Series C shares into Series A shares. Series A shares are entitled to one vote per share and Series C shares are entitled to ten votes per share. Series C shares are subject

                           THE TIMES MIRROR COMPANY
to mandatory conversion into Series A shares upon transfer to any person other than a "Permitted Transferee" as defined in the Company's Certificate of Incorporation or upon the occurrence of certain regulatory events. Series B common stock is entitled to one-tenth vote per share and is available for common stock issuance transactions, such as underwritten public offerings and acquisitions.

  During 1996, the Company repurchased 11,362,000 common shares for a total cost of $496,780,000. An additional 45,000 common shares were repurchased for $1,954,000 as a result of the exercise of a put option. There were 2,500,000 put options issued by the Company during 1996 with a weighted average strike price of $43.15 per common share. The cash received from the issuance of these put options was not significant. The put options entitle the holder to sell shares of Times Mirror Series A common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under the 800,000 put options outstanding at December 31, 1996 has been transferred from shareholders' equity to "Common stock subject to put options." The unexpired put options are at strike prices ranging from $44.54 to $52.48. These put options expire at various times thru April 1997.

  Also in 1996, as part of its share repurchase efforts, the Company entered into a series of forward purchase agreements on 552,000 shares of its Series B preferred stock. These contracts, which mature in 1998 but may be terminated prior to maturity, may be settled on a net share basis in Series B preferred stock or in Series A common stock if the Series B preferred stock is redeemed prior to maturity of the contracts. The Company may also elect to settle the contracts in cash. See Note 21.

  During 1995, the Company repurchased 7,042,000 common shares and 8,772,000 Series B preferred shares for a total cost of $446,536,000. Some of the Series B preferred shares were acquired through a tender offer which ended on December 29, 1995. "Other current liabilities" in the consolidated balance sheet at December 31, 1995 include $91,182,000 for settlement of the tender offer on January 6, 1996.

  In connection with the Company's ongoing stock repurchase program, in October 1996, the Company's Board of Directors authorized the repurchase over the next three years of an additional 12 million shares of common stock and Series B preferred stock. The aggregate remaining shares authorized for repurchase at December 31, 1996 is approximately 10.8 million shares. The common shares purchased under this program are intended to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program as well as to enhance shareholder value.

NOTE 13--STOCK OPTION AND AWARD PLANS

  The Company has various stock option plans under which options may be granted to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. Options that are not exercised expire ten years from the date of grant. Options granted to key employees generally vest over a four-year period. Grants made under a broad-based stock option plan, for employees not eligible for other stock option grants, are fully vested three years after the date of grant. Restricted stock is also awarded to key employees. The number of restricted stock awards, including matching awards in connection with the annual incentive bonus program, is not material.

                           THE TIMES MIRROR COMPANY

  Options granted, exercised and forfeited were as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            NUMBER OF   EXERCISE
                                                              SHARES     PRICE
                                                            ----------  --------
     Options Outstanding December 31, 1993.................  4,011,548   $31.14
      Granted..............................................    961,255    30.91
      Exercised............................................   (134,135)   26.26
      Forfeited............................................   (306,011)   31.85
                                                            ----------   ------
     Options Outstanding December 31, 1994.................  4,532,657    31.16
      Adjustment due to reorganization.....................  3,065,245
      Granted..............................................  2,845,649    33.62
      Exercised............................................ (1,207,180)   17.71
      Forfeited............................................   (584,714)   15.68
                                                            ----------   ------
     Options Outstanding December 31, 1995.................  8,651,657    23.29
      Granted..............................................  1,613,851    33.22
      Exercised............................................ (1,911,082)   18.86
      Forfeited............................................   (582,937)   26.61
                                                            ----------   ------
     Options Outstanding December 31, 1996.................  7,771,489   $26.12
                                                            ==========   ======

  In connection with the reorganization described in Note 3, the number of options and the option price were adjusted in 1995 based on the average market price for the five days before and after the reorganization was completed. The adjustment increased the number of options outstanding and decreased the option exercise price in order to preserve the economic value of the then outstanding options.

  Information regarding stock options outstanding and exercisable as of December 31, 1996 is as follows:

                                                      PRICE RANGE
                                         --------------------------------------
                                          $11.43    $17.70    $30.06
                                         TO $17.29 TO $23.94 TO $44.94  $52.06
                                         --------- --------- --------- --------
     Options Outstanding:
      Number............................  305,288  3,595,330 3,865,671    5,200
      Weighted average exercise price...   $16.62     $18.77    $33.68   $52.06
      Weighted average remaining
       contractual life.................  4 years    7 years   9 years 10 years
     Options Exercisable:
      Number............................  305,288  1,778,557   587,574
      Weighted average exercise price...   $16.62     $19.15    $33.95

  At December 31, 1996 and 1995, there were 16,800,309 shares and 18,389,660 shares, respectively, reserved for future grants and awards under the various plans.

  If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after December 31, 1994, its net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                             1996       1995
                                                           --------  ----------
     Net income........................................... $206,444  $1,226,751
     Pro forma stock compensation expense, net............   (4,959)       (456)
                                                           --------  ----------
     Pro forma net income................................. $201,485  $1,226,295
                                                           ========  ==========
     Pro forma primary earnings per share................. $   1.49  $    10.01
                                                           ========  ==========
     Pro forma fully diluted earnings per share........... $   1.48  $     9.40
                                                           ========  ==========

                           THE TIMES MIRROR COMPANY

  For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income for 1995 through 1998 will not be representative of future years' impact because options granted prior to 1995 are excluded from the pro forma calculations. Options are granted every year and the pro forma expense in future years will grow due to the added layers of amortization for succeeding grants. By 1999, however, the pro forma results will include a full four years' worth of option grants.

  The weighted average fair values of $8.87 for 1996 stock option grants and $8.72 for 1995 stock option grants were estimated at the date of grant using the following assumptions and the Black-Scholes option valuation model:

                                                                1996     1995
                                                               -------  -------
     Risk-free interest rate..................................     5.4%     6.0%
     Expected life............................................ 5 years  7 years
     Expected volatility......................................     .26      .27
     Expected dividend yield..................................    2.00%    2.93%

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and lack of transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

NOTE 14--RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

  Net periodic pension income for the defined benefit plans is as follows (in thousands):

                                                     1996      1995      1994
                                                   --------  --------  --------
   Service cost--benefits earned during period...  $(36,866) $(39,448) $(45,777)
   Interest cost on projected benefit obligation.   (47,552)  (61,225)  (58,613)
   Return on plan assets.........................    88,731    92,626    98,223
   Net amortization and deferral.................    19,995    14,619    14,480
                                                   --------  --------  --------
   Net periodic pension income...................  $ 24,308  $  6,572  $  8,313
                                                   ========  ========  ========

  Curtailment gains in 1996 and 1995 did not exceed the net unrecognized loss in the defined benefit plans and, as a result, were not recognized in earnings.

  Assumptions used in the actuarial computations were as follows:

                                                                DECEMBER 31
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
   Discount rate.............................................. 8.0 % 7.5 % 8.25%
   Rate of increase in compensation levels.................... 5.0 % 5.0 % 6.0 %
   Expected long-term rate of return on assets................ 9.75% 9.75% 9.5 %

                           THE TIMES MIRROR COMPANY

  The following sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                            DECEMBER 31, 1996
                                                         -----------------------
                                                           ASSETS    ACCUMULATED
                                                           EXCEED     BENEFITS
                                                         ACCUMULATED   EXCEED
                                                          BENEFITS     ASSETS
                                                         ----------- -----------
   Actuarial present value of benefit obligations:
    Vested.............................................   $467,063    $ 40,947
    Nonvested..........................................      4,422         360
                                                          --------    --------
   Accumulated benefit obligations.....................   $471,485    $ 41,307
                                                          ========    ========
   Projected benefit obligations.......................   $555,036    $ 45,541
   Plan assets at fair value...........................    965,057      10,327
                                                          --------    --------
   Plan assets greater (less) than projected benefit
    obligations........................................    410,021     (35,214)
   Unrecognized net (gain) loss from past experience
    different from that assumed........................    (19,058)      4,863
   Prior service cost not yet recognized...............    (17,252)      7,350
   Unrecognized net transition asset...................    (46,776)
   Adjustment to recognize additional minimum
    liability..........................................                 (8,558)
                                                          --------    --------
   Prepaid pension cost (liability)....................   $326,935    $(31,559)
                                                          ========    ========
                                                            DECEMBER 31, 1995
                                                         -----------------------
                                                           ASSETS    ACCUMULATED
                                                           EXCEED     BENEFITS
                                                         ACCUMULATED   EXCEED
                                                          BENEFITS     ASSETS
                                                         ----------- -----------
   Actuarial present value of benefit obligations:
    Vested.............................................   $480,991    $ 35,840
    Nonvested..........................................      2,632         447
                                                          --------    --------
   Accumulated benefit obligations.....................   $483,623    $ 36,287
                                                          ========    ========
   Projected benefit obligations.......................   $606,467    $ 42,723
   Plan assets at fair value...........................    897,462       9,681
                                                          --------    --------
   Plan assets greater (less) than projected benefit
    obligations........................................    290,995     (33,042)
   Unrecognized net loss from past experience different
    from that assumed..................................     68,529       6,116
   Prior service cost not yet recognized...............      2,765       8,687
   Unrecognized net transition asset...................    (65,797)
   Adjustment to recognize additional minimum
    liability..........................................                (10,107)
                                                          --------    --------
   Prepaid pension cost (liability)....................   $296,492    $(28,346)
                                                          ========    ========

  Projected benefit obligations decreased by approximately $76,286,000 and $19,123,000 at December 31, 1996 due to the change in the discount rate and the 30-year limitation on years of benefit service, respectively.

  Plan assets include the Company's common and Series B preferred stocks, other listed stocks, and corporate and government fixed-income securities. The plan assets at December 31, 1996 include 632,000 shares of the Company's Series C common stock and 270,000 shares of Series B preferred stock with an aggregate fair value of $38,951,000.

  Benefits provided by the ESOP are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the ESOP, with the maximum offset equal to the value of the benefits earned under the defined benefit plan. The fair value of the

                           THE TIMES MIRROR COMPANY

ESOP assets was $273,753,000 and $221,576,000 as of December 31, 1996 and 1995, respectively. At December 31, 1996, the ESOP held 2,536,000 shares of Series A common stock, 1,753,000 shares of Series C common stock, and 2,570,000 shares of Cox Class A common stock. The Cox common stock, which was received in connection with the reorganization described in Note 3, is expected to be sold by the end of 1997 and the proceeds will be reinvested. The ESOP currently covers approximately one-half of the Company's employees. The last contribution to the ESOP was in 1994 and the plan has been amended to eliminate contributions by the Company. There are no unallocated shares in the ESOP at December 31, 1996.

  Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1 percent to 13 percent of their basic compensation. The Company makes matching contributions equal to 50 percent of employee before-tax contributions from 1 percent to 6 percent. Employees may choose among five investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $20,293,000 for 1996, $21,347,000 for 1995, and $21,553,000 for 1994.

  Net periodic postretirement benefit expense is as follows (in thousands):

                                                      1996     1995     1994
                                                     -------  -------  -------
   Service cost--benefits earned during period...... $ 3,190  $ 3,315  $ 3,307
   Interest cost on accumulated projected benefit
    obligation......................................   9,361   12,707   12,431
   Net amortization.................................  (8,396)  (8,627)  (7,712)
                                                     -------  -------  -------
   Net periodic postretirement benefit expense...... $ 4,155  $ 7,395  $ 8,026
                                                     =======  =======  =======

  In addition, curtailment gains related to postretirement benefit plans totaling $12,044,000 were recorded in 1995 as a result of the workforce reductions. These gains reduced the reported restructuring charges.

  Assumptions used in the actuarial computations were as follows:

                                                                DECEMBER 31
                                                              -----------------
                                                              1996  1995  1994
                                                              ----  ----  -----
   Discount rate............................................. 8.0%   7.5%  8.25%
   Health care cost trend rate............................... 9.0%  10.0% 11.0 %

  At December 31, 1996, the health care cost trend rate of 9.0 percent was assumed to ratably decline to 5.5 percent by 2008 and remain at that level.

  The following table sets forth the plans' unfunded obligations and amounts recognized in the consolidated balance sheets (in thousands):

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
   Actuarial present value of benefit obligations:
    Retirees................................................. $ 92,694 $ 97,690
    Other fully eligible participants........................    6,309    8,039
    Other active participants................................   30,289   37,259
                                                              -------- --------
   Accumulated postretirement benefit obligations............  129,292  142,988
   Unrecognized net decrease in prior service cost...........   63,708   74,753
   Unrecognized net gain from past experience different from
    that assumed.............................................   47,397   25,590
                                                              -------- --------
   Postretirement benefit liability.......................... $240,397 $243,331
                                                              ======== ========

                           THE TIMES MIRROR COMPANY

  The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. An increase of 1 percent in the health care cost trend rate would increase 1996 net periodic postretirement expense by $1,496,000 and increase the accumulated postretirement benefit obligations as of December 31, 1996 by $9,712,000.

  A Voluntary Employee Beneficiary Association (VEBA) trust funds certain health care benefits. Funding of the VEBA is generally made on a pay-as-you-go-basis, which leaves minimal cash in the VEBA trust.

NOTE 15--LEASES

  Rental expense under operating leases was $58,909,000, $66,539,000 and $61,440,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Capital leases, contingent rentals and sublease income are not significant. The future net minimum lease payments as of December 31, 1996 for all noncancelable operating leases, excluding future obligations included in the restructuring liabilities on the consolidated balance sheets, are as follows (in thousands):

      1997............................................................. $ 39,548
      1998.............................................................   35,476
      1999.............................................................   32,892
      2000.............................................................   28,316
      2001.............................................................   25,082
      Later years......................................................  137,487
                                                                        --------
      Total............................................................ $298,801
                                                                        ========

NOTE 16--BUSINESS SEGMENTS

  Financial data for the Company's three business segments, Newspaper Publishing, Professional Information and Consumer Media, presented on page 16 of this report, are incorporated herein by reference. Revenues derived from these business segments represent approximately 61%, 30% and 9%, respectively, of the Company's consolidated 1996 revenues. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes various books and other media, including legal and health information services publications, aeronautical charts and flight information, sales and management training programs and, prior to October 15, 1996, higher education textbooks. The Consumer Media segment publishes special interest and trade magazines and art books (see Note
20). Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted for at market price.

NOTE 17--USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

                           THE TIMES MIRROR COMPANY

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                               1996 QUARTERS ENDED
                                     ------------------------------------------
                                      MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                     ----------  --------  ---------  ---------
Revenues...........................  $  806,759  $837,295  $ 885,561  $ 871,369
Costs and expenses
 Cost of sales.....................     446,276   434,746    456,237    445,452
 Selling, general and administra-
  tive expenses....................     310,255   318,260    319,044    307,335
 Restructuring charges.............                                      50,924
                                     ----------  --------  ---------  ---------
Operating profit...................      50,228    84,289    110,280     67,658
Interest income (expense), net.....      (5,451)   (7,408)   (12,277)     4,232
Asset sales and writedowns, net....                                     104,921
Equity income (loss)...............         626      (245)      (237)     4,235
Other, net.........................       2,668     2,839        780     (3,149)
                                     ----------  --------  ---------  ---------
Income from continuing operations
 before income taxes...............      48,071    79,475     98,546    177,897
Income tax provision...............      22,034    33,452     42,841     99,218
                                     ----------  --------  ---------  ---------
Net income.........................  $   26,037  $ 46,023  $  55,705  $  78,679
                                     ==========  ========  =========  =========
Primary earnings per share.........  $      .14  $    .33  $     .43  $     .67
                                     ==========  ========  =========  =========
Fully diluted earnings per share...           *         *  $     .42  $     .64
                                     ==========  ========  =========  =========
--------
*Antidilutive

                                               1995 QUARTERS ENDED
                                     ------------------------------------------
                                      MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                     ----------  --------  ---------  ---------
Revenues...........................  $  773,670  $843,078  $ 864,797  $ 966,742
Costs and expenses
 Cost of sales.....................     422,200   458,419    473,127    489,729
 Selling, general and administra-
  tive expenses....................     321,989   329,533    342,651    431,941
 Restructuring, impairment and one-
  time charges.....................       3,223              379,451    251,403
                                     ----------  --------  ---------  ---------
Operating profit (loss)............      26,258    55,126   (330,432)  (206,331)
Interest income (expense), net.....      (2,340)    3,483       (534)    (2,839)
Asset sales and writedowns, net....       7,163    (3,645)     2,825     (8,759)
Other, net.........................         371       997      2,499      1,145
                                     ----------  --------  ---------  ---------
Income (loss) from continuing oper-
 ations before income tax provision
 (benefit).........................      31,452    55,961   (325,642)  (216,784)
Income tax provision (benefit).....      15,102    26,750    (82,730)   (75,152)
                                     ----------  --------  ---------  ---------
Income (loss) from continuing oper-
 ations............................      16,350    29,211   (242,912)  (141,632)
Discontinued operations, net.......   1,637,642    (3,165)   (56,019)
Cumulative effect of accounting
 changes, net......................     (12,724)
                                     ----------  --------  ---------  ---------
Net income (loss)..................  $1,641,268  $ 26,046  $(298,931) $(141,632)
                                     ==========  ========  =========  =========
Primary earnings (loss) per share..  $    13.26  $    .11  $   (2.98) $   (1.62)
                                     ==========  ========  =========  =========
Fully diluted earnings per share...  $    12.70         *          *          *
                                     ==========  ========  =========  =========

--------
*Antidilutive

                           THE TIMES MIRROR COMPANY

NOTE 19--COMMITMENTS AND CONTINGENCIES

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

  To assure a long-term supply of newsprint for the Los Angeles Times, the Company has an agreement with a supplier to purchase specified quantities of newsprint at prevailing market prices. The specified quantities represent a majority of The Times' newsprint requirements.

NOTE 20--PENDING SALE OF ASSETS

  On September 4, 1996, the Company announced its intention to sell Harry N. Abrams, Inc., which completes the Company's plan to exit the trade book business. Harry N. Abrams is the premier publisher of art and illustrated books in the U.S. and also publishes textbooks, children's books and calendars. The sale is expected to close in the first half of 1997.

NOTE 21--EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

  On February 28, 1997, the Company announced that it would redeem all of its outstanding Series B preferred stock on April 2, 1997. Each share of Series B preferred stock will be exchanged for .57083 of a share of Series A common stock. The exchange ratio was determined pursuant to the original terms of the Series B preferred stock. Forward purchase contracts for 3,900,000 shares of Series B preferred stock were outstanding on February 28, 1997, largely due to contracts for 3,348,000 shares entered into subsequent to December 31, 1996. The Company expects that these forward contracts will be settled in net shares of Series A common stock as they mature. At February 28, 1997, the forward purchase contracts had a weighted average forward price of $28.475 per Series B share and, if settled in Series A common shares based on the exchange ratio, the Company would be entitled to receive approximately 2,226,000 Series A common shares.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's principal officers, including executive officers, are listed in Part I hereof. The information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the heading "Ownership of Voting Securities" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

    As listed in the Index to Financial Statements and Financial Statement Schedules on page 25 hereof.

  (a)(3) Exhibits filed as part of this report:

    As listed in the Exhibit Index beginning on page 55 hereof.

  (b) Reports on Form 8-K:

    During the last quarter of 1996, Times Mirror filed current reports on Form 8-K as follows:

  (1)Current Report on Form 8-K dated October 30, 1996, relating to the acquisition by Times Mirror of Shepard's from McGraw-Hill in exchange for all of the stock of Times Mirror Higher Education Group and certain additional consideration, and the contribution by Times Mirror of the assets of Shepard's to a new joint venture and the anticipated sale of a 50% interest in the joint venture to Reed.

  (2) Current Report on Form 8-K dated November 13, 1996, relating to the issuance of $148,000,000 of Times Mirror's 7 1/4% Debentures due November 15, 2096, and including as exhibits under Item 7 the Purchase Agreement, an officers' certificate and an opinion of counsel.

  (3) Current Report on Form 8-K/A dated December 30, 1996, providing the pro forma financial information required by Item 7(b) of the Current Report on Form 8-K dated October 30, 1996 previously filed by Times Mirror.

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


Dated: March 17, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


         /s/ Mark H. Willes          Chairman of the Board,          March 17, 1997
____________________________________  President, Chief Executive
           Mark H. Willes             Officer and Director
                                      (Principal Executive
                                      Officer)



        /s/ Thomas Unterman          Senior Vice President and       March 17, 1997
____________________________________  Chief Financial Officer
          Thomas Unterman             (Principal Financial and
                                      Accounting Officer)

   /s/ Richard T. Schlosberg III     Executive Vice President and    March 17, 1997
____________________________________  Director
     Richard T. Schlosberg III


      /s/ C. Michael Armstrong       Director                        March 17, 1997
____________________________________
        C. Michael Armstrong


   /s/ Gwendolyn Garland Babcock     Director                        March 17, 1997
____________________________________
     Gwendolyn Garland Babcock

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



        /s/ Donald R. Beall          Director                        March 17, 1997
____________________________________
          Donald R. Beall



         /s/ John E. Bryson          Director                        March 17, 1997
____________________________________
           John E. Bryson


         /s/ Bruce Chandler          Director                        March 17, 1997
____________________________________
           Bruce Chandler


         /s/ Otis Chandler           Director                        March 17, 1997
____________________________________
           Otis Chandler


        /s/ Robert F. Erburu         Director                        March 17, 1997
____________________________________
          Robert F. Erburu


      /s/ Clayton W. Frye, Jr.       Director                        March 17, 1997
____________________________________
        Clayton W. Frye, Jr.


        /s/ David Laventhol          Director                        March 17, 1997
____________________________________
          David Laventhol


     /s/ Alfred E. Osborne, Jr.      Director                        March 17, 1997
____________________________________
       Alfred E. Osborne, Jr.


         /s/ Joan A. Payden          Director                        March 17, 1997
____________________________________
           Joan A. Payden

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----



     /s/ William Stinehart, Jr.      Director                        March 17, 1997
____________________________________
       William Stinehart, Jr.



       /s/ Harold M. Williams        Director                        March 17, 1997
____________________________________
         Harold M. Williams


      /s/ Warren B. Williamson       Director                        March 17, 1997
____________________________________
        Warren B. Williamson


         /s/ Edward Zapanta          Director                        March 17, 1997
____________________________________
           Edward Zapanta

                            THE TIMES MIRROR COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                    ADDITIONS/(DEDUCTIONS)
                                    ------------------------
                         BALANCE AT  CHARGED TO   CHARGED        DEDUCTIONS  BALANCE
                         BEGINNING   COSTS AND    TO OTHER          FROM    AT END OF
                         OF PERIOD    EXPENSES    ACCOUNTS        RESERVES   PERIOD
                         ---------- ------------ -----------     ---------- ---------
Year ended 12/31/96
 Allowance for doubtful
  accounts..............  $32,187    $   30,180  $    (1,270)     $(25,054)  $36,043
 Allowance for returns..   47,349         6,019       (9,871)                 43,497
                          -------    ----------  -----------      --------   -------
                          $79,536    $   36,199  $   (11,141)(A)  $(25,054)  $79,540
                          =======    ==========  ===========      ========   =======
Year ended 12/31/95
 Allowance for doubtful
  accounts..............  $29,249    $   25,184  $        49      $(22,295)  $32,187
 Allowance for returns..   43,068         4,528         (247)                 47,349
                          -------    ----------  -----------      --------   -------
                          $72,317    $   29,712  $      (198)     $(22,295)  $79,536
                          =======    ==========  ===========      ========   =======
Year ended 12/31/94
 Allowance for doubtful
  accounts..............  $29,666    $   20,554  $       694      $(21,665)  $29,249
 Allowance for returns..   41,200           517        1,351                  43,068
                          -------    ----------  -----------      --------   -------
                          $70,866    $   21,071  $     2,045(B)   $(21,665)  $72,317
                          =======    ==========  ===========      ========   =======

--------
(A) Primarily allowances of businesses sold.
(B) Primarily acquisitions of businesses accounted for as purchase business combinations.

                                 EXHIBIT INDEX

  Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Times Mirror, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

 EXHIBIT
   NO.
 -------
 *2.1    Agreement and Plan of Merger by and among Old Times Mirror, New TMC
         Inc. (subsequently changed to The Times Mirror Company), Cox Cable
         Communications, Inc. and Cox Enterprises, Inc., dated as of June 5,
         1994 (Annex IV to Old Times Mirror's definitive Proxy Statement for
         Special Meeting of Stockholders, dated December 16, 1994)
 *2.2    Contribution and Assumption Agreement by and between Old Times Mirror and New TMC Inc. (subsequently changed to The Times Mirror Company) as of February 1, 1995
 *2.3    Amendment No. 1 to Agreement and Plan of Merger by and among Old Times
         Mirror, New TMC Inc. (subsequently changed to The Times Mirror
         Company), Cox Communications, Inc. and Cox Enterprises, Inc. dated as of December 16, 1994 (Annex V to Old Times Mirror's definitive Proxy
         Statement for Special Meeting of Stockholders, dated December 16,
         1994)
 *2.4    Exchange Agreement dated as of July 3, 1996, and Amendment to Exchange
         Agreement dated as of October 15, 1996, by and among Times Mirror,
         Mosby-Year Book, Inc. and The McGraw-Hill Companies, Inc. (Exhibits
         2.1 and 2.2, respectively, to Times Mirror's Current Report on Form 8-
         K, dated October 30, 1996)
 *3.1    Restated Certificate of Incorporation of Times Mirror, as filed with the Secretary of State of the State of Delaware on January 23, 1995
         (Exhibit to Times Mirror's Registration Statement on Form S-4 (File
         No. 33-87482))
 *3.2    Certificate of Amendment to Certificate of Incorporation of Times
         Mirror, as filed with the Secretary of State of the State of Delaware on February 1, 1995 (Exhibit to Times Mirror's Registration Statement
         on Form S-4 (File No. 33-87482))
 *3.3    Certificate of Designations of Series C Common Stock, as filed with the Secretary of State of the State of Delaware on January 23, 1995
         (Exhibit to Times Mirror's Registration Statement on Form S-4 (File
         No. 33-87482))
 *3.4    Bylaws of Times Mirror (Exhibit 3.4 to Times Mirror's 1995 Annual
         Report on Form 10-K)
 *3.5    Certificate of Designations of Series A Preferred Stock (Exhibit 3.5
         to Times Mirror's 1995 Annual Report on Form 10-K)
 *3.6    Certificate of Designations of Series B Preferred Stock (Exhibit 3.6
         to Times Mirror's 1995 Annual Report on Form 10-K)
 *4.1    Indenture by and between New TMC Inc. (subsequently changed to The
         Times Mirror Company) and Wells Fargo Bank (successor to First
         Interstate Bank of California), as Trustee for the 7 1/4% Debentures
         due 2013 and 7 1/2% Debentures due 2023, dated January 30, 1995
         (Exhibit 4.1 to Times Mirror's 1995 Annual Report on Form 10-K)
 *4.2    Specimen Note for 7 1/4% Debenture due March 1, 2013 (New TMC Inc.,
         subsequently changed to The Times Mirror Company) (Exhibit 4.2 to
         Times Mirror's 1995 Annual Report on Form 10-K)
 *4.3    Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC Inc.,
         subsequently changed to The Times Mirror Company) (Exhibit 4.3 to
         Times Mirror's 1995 Annual Report on Form 10-K)
 *4.4    Indenture dated March 19, 1996, by and between The Times Mirror
         Company and Citibank, N.A., as Trustee for the 4 1/4% PEPS due March
         15, 2001 and the 7 1/4% Debentures due November 15, 2096 (Exhibit 4.1
         to Times Mirror's Current Report on Form 8-K, dated March 19, 1996)

 EXHIBIT
   NO.
 -------
  *4.5   Officers' Certificate dated as of March 19, 1996 establishing the terms of the PEPS and attaching the Specimen Certificate for the 4
         1/4% PEPS due March 15, 2001 and the Specimen Certificate of Global
         PEPS (Exhibit 4.2 to Times Mirror's Current Report on Form 8-K, dated
         March 19, 1996)
  *4.6   Officers' Certificate dated November 13, 1996 establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to Times Mirror's Current
         Report on form 8-K, dated November 13, 1996)
 *10.1   Deferred Compensation Plan for Executives (Exhibit 10.1 to Times
         Mirror's 1994 Annual Report on Form 10-K)
 *10.2   1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
         definitive Proxy Statement, dated March 27, 1987)
 *10.3   1984 Executive Stock Option Plan (Exhibit A to Old Times Mirror's
         definitive Proxy Statement, dated April 23, 1984)
 *10.4   1988 Executive Stock Option Plan (Exhibit A to Old Times Mirror's
         Proxy Statement, dated March 30, 1988)
 *10.5   Deferral Plan for Director's Fees (Exhibit 10.8 to Old Times Mirror's
         1981 Annual Report on Form 10-K)
 *10.6   The Times Mirror Pension Plan for Directors, as Amended and Restated
         on March 5, 1987 (Exhibit 10.11 to Old Times Mirror's 1986 Annual
         Report on Form 10-K)
 *10.7   Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.7 to
         Times Mirror's 1994 Annual Report on Form 10-K)
 *10.8   Non-Employee Director Stock Option Plan (Appendix A to Old Times
         Mirror's definitive Proxy Statement, dated March 21, 1994)
 *10.9   Agreement dated April 29, 1985 between Old Times Mirror and Otis
         Chandler (Exhibit 10.10 to Old Times Mirror's 1985 Annual Report on
         Form 10-K)
 *10.10  Letter Agreement amended and restated as of August 28, 1995 between
         Times Mirror and Mark H. Willes (Exhibit 10.10 to Times Mirror's 1995
         Annual Report on Form 10-K)
 *10.11  1992 Key Employee Long-Term Incentive Plan (Appendix A to Old Times
         Mirror's Proxy Statement, dated March 20, 1992)
 *10.12  1996 Management Incentive Plan (Exhibit 10.12 to Times Mirror's 1995
         Annual Report on Form 10-K)
 *10.13  Non-Employee Directors Stock Plan (Exhibit 10.13 to Times Mirror's
         1995 Annual Report on Form 10-K)
  10.14  The Times Mirror Company Non-Employee Directors Stock Plan As Amended
         and Restated Effective January 1, 1997
  10.15  The Times Mirror Company 1997 Directors Stock Option Plan
  11     Computation of Earnings Per Share
  12     Computation of Ratio of Earnings to Fixed Charges and Computation of
         Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
  21     Subsidiaries of the Registrant
  23     Consent of Ernst & Young LLP, Independent Auditors
  27     Financial Data Schedule