Form 10-Q
period 1997-03-31
TIMES MIRROR CO /NEW/
filed 1997-05-13
CIK 925260

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission File Number 1-13492

                               _________________

                           THE TIMES MIRROR COMPANY

State of Incorporation:  Delaware             I.R.S. Employer Id. No. 95-4481525

                              ___________________

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

                             Yes [X] No [_]

Number of shares of Series A Common Stock outstanding at May 8, 1997: 68,997,386

Number of shares of Series C Common Stock outstanding at May 8, 1997: 26,620,836

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

                                                                     FIRST QUARTER ENDED
                                                                           MARCH 31
                                                                     --------------------
                                                                       1997        1996
                                                                     --------    --------
REVENUES............................................................  $773,882    $806,759
                                                                      --------    --------

COSTS AND EXPENSES:
 Cost of sales......................................................   398,408     446,276
 Selling, general and administrative expenses.......................   287,934     310,255
                                                                      --------    --------
                                                                       686,342     756,531

OPERATING PROFIT....................................................    87,540      50,228
Interest expense....................................................   (10,012)     (7,407)
Interest income.....................................................       964       1,956
Other, net..........................................................       873       3,294
                                                                      --------    --------
Income before income taxes..........................................    79,365      48,071
Income taxes........................................................    34,132      22,034
                                                                      --------    --------
NET INCOME..........................................................  $ 45,233    $ 26,037
                                                                      ========    ========
Preferred dividend requirements.....................................  $ 10,911    $ 10,911
                                                                      ========    ========
Earnings available to common shareholders...........................  $ 34,322    $ 15,126
                                                                      ========    ========
Primary earnings per share..........................................  $    .36    $    .14
                                                                      ========    ========
Fully diluted earnings per share....................................  $   *       $   *
                                                                      ========    ========

________________
 * Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary share amount.

           See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1997                 1996
                                                                               ---------           ------------
                                                                              (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents....................................................  $   48,990          $  145,105
 Marketable securities........................................................      14,468              31,740
 Accounts receivable, less allowance for doubtful accounts and returns of
   $67,954 and $79,540........................................................     449,601             488,572
 Inventories..................................................................     100,744             103,648
 Deferred income taxes........................................................      49,967              49,248
 Other current assets.........................................................      55,189              52,159
                                                                                ----------          ----------
   Total current assets.......................................................     718,959             870,472

Property, plant and equipment, at cost less accumulated depreciation of
 $961,299 and $941,803........................................................   1,163,688           1,177,077
Goodwill......................................................................     509,167             530,142
Other intangibles.............................................................      42,707              46,039
Deferred charges..............................................................     150,457             153,454
Other assets..................................................................     718,268             752,678
                                                                                ----------          ----------
   Total assets...............................................................  $3,303,246          $3,529,862
                                                                                ==========          ==========

           See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           1997                 1996
                                                                                         -----------         -------------
                                                                                         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable......................................................................  $  270,360          $  304,983
  Short-term debt.......................................................................     108,995                  15
  Employees' compensation...............................................................      79,597             112,570
  Unearned income.......................................................................     234,647             233,021
  Other current liabilities.............................................................     137,932             158,558
                                                                                          ----------          ----------
    Total current liabilities...........................................................     831,531             809,147

Long-term debt..........................................................................     433,693             459,007
Deferred income taxes...................................................................      98,850             129,491
Other liabilities.......................................................................     582,154             595,235
                                                                                          ----------          ----------
    Total liabilities...................................................................   1,946,228           1,992,880

Common stock subject to put options.....................................................      18,146              38,172

Commitments and contingencies

Shareholders' Equity
  Series A preferred stock, $1 par value; 900,000 shares authorized;
    824,000 shares issued and outstanding; stated at liquidation value..................     411,784             411,784
  Series B preferred stock, $1 par value; 25,000,000 shares authorized;
    7,789,000 shares issued and outstanding; stated at liquidation value;
    convertible to Series A common stock................................................     164,595             164,595
  Preferred stock, $1 par value; 7,100,000 shares authorized; no shares issued or outstanding
  Common stock
    Series A, $1 par value; 500,000,000 shares authorized;
      66,955,000 and 69,757,000 shares issued and outstanding...........................      66,955              69,757
    Series B, $1 par value; 100,000,000 shares authorized; no shares issued or outstanding
    Series C, convertible, $1 par value; 300,000,000 shares authorized;
      26,665,000 and 26,973,000 shares issued and outstanding...........................      26,665              26,973
  Additional paid-in capital............................................................     257,714             225,934
  Retained earnings.....................................................................     366,831             533,131
  Net unrealized gain on securities.....................................................      44,328              66,636
                                                                                          ----------          ----------
    Total shareholders' equity..........................................................   1,338,872           1,498,810
                                                                                          ----------          ----------
    Total liabilities and shareholders' equity..........................................  $3,303,246          $3,529,862
                                                                                          ==========          ==========

           See notes to condensed consolidated financial statements

                           THE TIMES MIRROR COMPANY

               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                    FIRST QUARTER ENDED
                                                                                          MARCH 31
                                                                                    --------------------
                                                                                      1997        1996
                                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by continuing operating activities.............................  $  30,698   $  31,507
 Net cash used in discontinued operating activities...............................                 (1,591)
                                                                                    ---------   ---------
  Net cash provided by operating activities.......................................     30,698      29,916

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in marketable and long-term securities................................                 60,574
 Capital expenditures.............................................................    (22,016)    (26,911)
 Capitalization of product costs..................................................     (6,323)    (14,280)
 Other, net.......................................................................       (196)     (5,669)
                                                                                    ---------   ---------
   Net cash provided by (used in) investing activities............................    (28,535)     13,714


CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchases of common stock......................................................   (201,622)   (155,709)
 Proceeds from issuance of premium equity participating securities................                 51,221
 Dividends paid...................................................................    (20,130)    (17,420)
 Proceeds from exercise of stock options..........................................     15,208      14,329
 Net proceeds from issuance of commercial paper...................................    108,980
 Other, net.......................................................................       (714)         96
                                                                                    ---------   ---------
   Net cash used in financing activities..........................................    (98,278)   (107,483)
                                                                                    ---------   ---------
Decrease in cash and cash equivalents.............................................    (96,115)    (63,853)
Cash and cash equivalents at beginning of year....................................    145,105     182,901
                                                                                    ---------   ---------
Cash and cash equivalents at end of period........................................  $  48,990   $ 119,048
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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the previously issued financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 -- RESTRUCTURING

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                 MARCH 31,      DECEMBER 31,
                                                   1997            1996
                                                 ---------      ------------
Other current liabilities:
  1995 Restructuring............................  $ 52,817       $ 69,111
  1996 Restructuring............................     6,007          7,341
Other liabilities:
  1995 Restructuring............................    77,285         79,409
  1996 Restructuring............................     2,318          2,864
                                                  --------       --------
                                                  $138,427       $158,725
                                                  ========       ========

     During the quarter ended March 31, 1997, cash spent on severance payments related to 1995 restructuring efforts totaled $2,332,000. At March 31, 1997, the remaining liability for 1995 severance costs aggregated $15,898,000.

NOTE 3 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the periods ended March 31, 1997 and 1996 included interest of $6,851,000 and $7,206,000 and income taxes of $51,455,000 and $4,632,000, respectively.

NOTE 4 -- DEBT

     Short-term debt consists of the following (in thousands):

                                                                          March 31,           December 31,
                                                                            1997                 1996
                                                                          ----------          -------------
Commercial paper at a weighted average interest rate of 5.7%.........      $108,980
Current maturities of long-term debt.................................            15            $15
                                                                           --------            ---
                                                                           $108,995            $15
                                                                           ========            ===

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

Long-term debt is summarized as follows (in thousands):

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           1997                 1996
                                                                                         ----------          -------------
7 1/4% Debentures due March 1, 2013..................................................     $148,215            $148,215
7 1/2% Debentures due July 1, 2023...................................................       98,750              98,750
7 1/4% Debentures due November 15, 2096..............................................      148,000             148,000
4 1/4% PEPS due March 15, 2001; 1,305,000 securities stated at current maturity value       39,232              64,543
Others at various interest rates, maturing through 2001..............................           80                  84
                                                                                          --------            --------
                                                                                           434,277             459,592
Less current maturities..............................................................          (15)                (15)
Unamortized discount.................................................................         (569)               (570)
                                                                                          --------            --------
Long-term debt.......................................................................     $433,693            $459,007
                                                                                          ========            ========

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge a significant portion of the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included as a separate component of shareholders' equity, net of applicable income taxes. At March 31, 1997 and December 31, 1996, the fair market value of Netscape common stock was $30.0625 and $56.875 per share, respectively.

     Effective March 31, 1997, the Company's $400 million revolving line of credit was amended to replace the consolidated minimum net worth requirement with a financial ratio measuring coverage of interest expense. The Company's earnings before interest expense, income taxes, depreciation and amortization divided by interest expense must be greater than or equal to 5.

     Liquid Yield Option Notes were issued in the second quarter of 1997 as described in Note 11.

NOTE 5 -- EARNINGS AND DIVIDENDS PER SHARE

     Primary earnings per share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when the common stock equivalents result in less than 3% dilution. The weighted average number of shares used for primary earnings per share totaled 96,248,000 and 105,225,000 for the quarters ended March 31, 1997 and 1996, respectively.

     Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements, for Series A preferred stock, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, assuming that the Series B preferred stock was converted to common stock as further described in Note 11. The weighted average number of shares used in computing fully diluted earnings per share totaled 100,947,000 and 113,014,000 for the quarters ended March 31, 1997 and 1996, respectively.

     Cash dividends of $.10 per share of common stock were declared in the quarters ended March 31, 1997 and 1996. On May 8, 1997, the Company's Board of Directors approved an increase in the quarterly dividend to $.15 per share on its common stock, beginning with the June 10, 1997 payment date.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

     The Company's stock repurchase program, which includes the issuance of put options from time-to-time, is described in Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company repurchased 3,957,000 shares of common stock during the first quarter of 1997 for an aggregate cost of $201,622,000. The aggregate remaining shares authorized for repurchase at March 31, 1997 is approximately 6.8 million shares.

     At March 31, 1997, the Company had 360,000 put options outstanding with an average strike price of approximately $50.41. The cash received from the sale of these put options was not significant. The put options, which have expiration dates in the second quarter of 1997, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

     During the first quarter of 1997, the Company issued 733,000 shares of its common stock as a result of the exercise of stock options.

     As further described in Note 11, the Company redeemed its Series B preferred stock and exercised its early termination right on forward purchase contracts in the second quarter of 1997.

NOTE 7 -- STOCK OPTIONS

     The Company granted each eligible employee 100 stock options on February 6, 1997. This grant is expected to result in the issuance of approximately 1,266,000 stock options at a price of $46.5625. These options will be fully vested on February 6, 2000 for employees still employed by the Company at that date.

NOTE 8 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

     Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates, although the Company's management does not believe that any differences would materially affect its financial position or reported results.

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

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 9 -- CONTINGENT LIABILITIES

     The Company and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition, from time-to-time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

NOTE 10 -- FUTURE ACCOUNTING REQUIREMENT

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) was issued in February 1997 and must be adopted by the Company on December 31, 1997. Early adoption is not permitted, however, all prior year earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior period earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher.
If the Company had been permitted to adopt SFAS 128 in the first quarter of 1997, the Company would have reported basic earnings per common share of $.37 and diluted earnings per common share of $.37.

NOTE 11 -- SUBSEQUENT EVENTS

     In April 1997, the Company received gross proceeds of $195,530,000 from the issuance of Liquid Yield Option Notes (LYON(TM)) due in 2017. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock for each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company also entered into an interest rate swap agreement for a notional amount of $170,111,000, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

     Pursuant to the original terms of its Series B preferred stock (PERCs), the Company issued 4,446,000 shares of Series A common stock in exchange for all of the outstanding PERCs on April 2, 1997. As a result, dividend requirements on the Company's preferred stock outstanding after the April 2, 1997 conversion will be $24,708,000 for the remainder of 1997 and $32,943,000 for 1998 and future years.

     In early May 1997, the Company exercised its early termination right on forward purchase contracts for 3,900,000 shares of its PERCs resulting in the purchase of approximately 2,226,000 Series A common shares for an aggregate cost of $111,530,000.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

     During the first quarter of 1997, the Company continued to improve its operating results led by the performance of Newspaper Publishing, its largest business segment. The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                                      First Quarter
                                            ----------------------------------
                                              1997           1996      Change
                                            --------       --------  ---------
Revenues.................................... $773,882      $806,759    (4.1)%
Operating profit............................   87,540        50,228    74.3
Interest expense, net.......................    9,048         5,451    66.0
Net income..................................   45,233        26,037    73.7
Preferred dividend requirements.............   10,911        10,911      -
Earnings applicable to common shareholders..   34,322        15,126   126.9
Primary earnings per share.................. $    .36      $    .14   157.1

     Consolidated operating profit for the first quarter of 1997 rose to $87.5 million from $50.2 million in the first quarter of 1996. The improvement primarily reflects the strong operating performance of the Newspaper Publishing segment, which benefited from increased economic strength in the Los Angeles and Long Island markets and experienced advertising revenue growth at all newspapers. Lower newsprint expense was another major contributor to the 1997 first quarter results; however, the Company anticipates that newsprint prices will firm and rise for the balance of the year. In addition, operating profitability for last year's first quarter was relatively low due to seasonal losses in the Company's college and scientific publishing businesses which were sold near year-end 1996. As a result, the Company does not expect year-over-year comparisons to be as favorable for the remaining quarters of 1997.

     In the first quarter of 1997, Times Mirror's consolidated revenues declined due to the divestitures of college and scientific publishing businesses in the Professional Information segment.

     Earnings per share for the first quarter of 1997 rose to $.36 per share, an increase of more than 150 percent from $.14 per share for the first quarter of 1996. Earnings applicable to common shareholders, reflecting deductions for preferred dividend requirements, were $34.3 million in the first quarter of 1997 compared to $15.1 million in the first quarter of 1996.

     Net interest expense for the first quarter of 1997 rose to $9.0 million from $5.5 million in the same prior year quarter due to increased debt levels and reductions in interest earning investments.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                        First Quarter
                                            -----------------------------------
                                              1997           1996      Change
                                            --------       --------  ----------
Revenues
  Advertising.............................   $391,203      $369,924      5.8%
  Circulation.............................    108,465       113,251     (4.2)
  Other...................................     14,997        11,761     27.5
                                             --------      --------     ----
                                             $514,665      $494,936      4.0%
                                             ========      ========     ====
Operating profit..........................   $ 92,457      $ 50,995     81.3%
                                             ========      ========     ====

     Newspaper Publishing revenues were higher in the first quarter of 1997 compared to the same prior year period reflecting increases in national and classified help-wanted advertising and improved economic conditions in the Southern California and Long Island, New York markets. Daily circulation gains were achieved at the Los Angeles Times, Newsday and the Hartford Courant during the six months ended March 31, 1997, as the newspapers' marketing strategies of lower pricing and discounts resulted in higher circulation but lower overall circulation revenues. Daily circulation at The Times rose 47,691, or 4.7 percent, to 1,068,812 during the same period versus the comparable six-month results for the prior year, as reported to the Audit Bureau of Circulations.
The improvement resulted from the continuing success of The Times' marketing and promotional campaign launched last year. Newsday reported circulation gains of 4,030 on daily and 3,025 on Sunday, due to improved customer service, 5:30 a.m. home delivery, a redesigned Sunday newspaper, a new Monday business section, introduction of credit card billing for home subscribers and active marketing and promotions of the newspaper.

     Segment operating profit increased significantly due to the revenue gains as well as a substantial year-over-year decline in newsprint expense. For the first quarter of 1997, newsprint expense, which accounted for more than 15 percent of this segment's operating costs, declined almost 30 percent compared to the first quarter of 1996.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                                       First Quarter
                                            -----------------------------------
                                              1997           1996      Change
                                            --------       --------  ----------
Revenues.................................    $190,862      $237,074    (19.5)%
                                             ========      ========
Operating profit.........................    $ 17,527      $ 13,161     33.2%
                                             ========      ========

     Comparisons of results in the Professional Information segment are heavily influenced by the change in business mix resulting from the sale of the college and scientific publishing businesses and the commencement of the Shepard's 50/50 joint venture, which is accounted for on the equity method. The segment's 1997 first quarter operating profit increased, reflecting a sharp reduction in seasonal losses related to the book publishing businesses which were sold near year-end 1996, partly offset by the absorption of the costs of a workforce reduction at Mosby-Year Book. The segment's revenues for the 1997 first quarter declined largely due to the divestitures. Excluding the revenues of the recently divested businesses, segment revenues reported in the first quarter of 1997 approximated pro forma segment revenues for the first quarter of 1996.

     Professional Information's operating profit does not include the Company's $2.6 million share of equity income for the Shepard's joint venture, which was partially offset by an equity loss for MD Consult, an investment in a startup medical online joint venture. Equity income or losses on investments are recorded in "Other, net."

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                                                        First Quarter
                                            -----------------------------------
                                              1997           1996      Change
                                            --------       --------  ----------
Revenues.................................    $57,876        $63,120     (8.3)%
                                             =======        =======
Operating profit.........................    $ 2,591        $ 2,963    (12.6)%
                                             =======        =======

     Magazine Publishing revenues and operating profit declined in the first quarter of 1997 compared to the first quarter of 1996, as both advertising and circulation revenues weakened in 1997 while last year's first quarter benefited from the issuance of a special edition of Field & Stream and a Golf Magazine Tour section.

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                                                       First Quarter
                                            -----------------------------------
                                              1997           1996      Change
                                            --------       --------  ----------
Revenues.................................    $ 10,682      $ 11,637     (8.2)%
                                             ========      ========
Operating loss...........................    $(25,035)     $(16,891)    48.2%
                                             ========      ========

     Corporate and Other for the first quarters of 1997 and 1996 includes the results of Harry N. Abrams, Incorporated., the Company's art book publisher as well as the National Journal, Inc., both of which were previously reported in the Consumer Media segment, which has now been renamed Magazine Publishing. The Corporate and Other operating loss increased primarily due to information system conversion costs, as well as losses from these operating businesses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded by its operations. During the first quarter of 1997, cash generated from operating activities and proceeds from short-term borrowings were used primarily for common share repurchases. At March 31, 1997, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had approximately $109 million of commercial paper outstanding at March 31, 1997.

     In April 1997, the Company issued Liquid Yield Option Notes (LYON) due in 2017 in a private placement under Rule 144A of the Securities Act of 1933 and received gross proceeds of $195.5 million. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock for each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company agreed to file a shelf registration statement with the Securities and Exchange Commission with respect to the resale of the LYONs and the Series A common stock issuable upon conversion of the LYONs. The Company also entered into an interest rate swap agreement for a notional amount of $170.1 million, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

     Pursuant to the original terms of its Series B preferred stock (PERCs), the Company issued 4.4 million shares of Series A common stock in exchange for all of the outstanding PERCs on April 2, 1997. As a result, dividend requirements on the Company's preferred stock outstanding after the April 2, 1997 conversion will be $24.7 million for the remainder of 1997 and $32.9 million for 1998 and future years.

     In early May 1997, the Company exercised its early termination right on forward purchase contracts for 3.9 million shares of its PERCs resulting in the purchase of approximately 2.2 million Series A common shares for an aggregate cost of $111.5 million.

     The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (in millions):

                                                                        First Quarter
                                                                ------------------------------
                                                                   1997                1996
                                                                ----------          ----------
Net cash provided by continuing operating activities...........  $  30.7             $  31.5
Capital expenditures ..........................................    (22.0)              (26.9)
Repurchases of common stock....................................   (201.6)             (155.7)
Issuance of debt and securities................................    109.0                51.2

     Cash generated by continuing operations in the first quarter of 1997 was slightly lower compared to the first quarter of 1996 as higher operating profit in 1997 and reduced restructuring expenditures were offset by higher tax payments and the absence of cash generated by operations from the Company's college and scientific publishing businesses which were sold near year-end.

     Capital expenditures during the first quarter of 1997 decreased compared to the first quarter of 1996 due to fewer office relocations and consolidations. Capital expenditures for the remainder of 1997 are expected to decrease somewhat from 1996 levels as capital costs associated with real estate relocations are expected to lessen.

     Total debt at March 31, 1997 rose to $542.7 million from $459.0 million at December 31, 1996 primarily due to an increase in short-term borrowings. The proceeds from these borrowings, as well as funds generated from operations and cash received from the exercise of stock options, were used for share repurchases. The Company repurchased approximately 4.0 million and 1.9 million shares of its common stock during the first quarters of 1997 and 1996, respectively.

     Common share repurchases are intended to enhance shareholder value as well as to offset dilution from the shares of common stock issued under the Company's stock-based employee compensation and benefit programs. The remaining aggregate stock repurchase authorization at March 31, 1997 totaled approximately 6.8 million shares. Repurchases are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time-to-time sells put options on its common stock.


DIVIDENDS

     Cash dividends of $.10 per share of common stock were declared for the first quarters of 1997 and 1996. On May 8, 1997, the Company's Board of Directors approved an increase in the quarterly dividend to $.15 per share on its common stock, beginning with the June 10, 1997 payment date.


FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 8 to the Condensed Consolidated Financial Statements.

                           THE TIMES MIRROR COMPANY

                         BUSINESS SEGMENT INFORMATION

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                 FIRST QUARTER ENDED MARCH 31
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
 Newspaper Publishing...........................  $514,665        $494,936
 Professional Information.......................   190,862         237,074
 Magazine Publishing............................    57,876          63,120
 Corporate and Other............................    10,682          11,637
 Intersegment Revenues..........................      (203)             (8)
                                                  --------        --------
                                                  $773,882        $806,759
                                                  ========        ========

OPERATING PROFIT (LOSS)
 Newspaper Publishing...........................  $ 92,457        $ 50,995
 Professional Information.......................    17,527          13,161
 Magazine Publishing............................     2,591           2,963
 Corporate and Other............................   (25,035)        (16,891)
                                                  --------        --------
                                                  $ 87,540        $ 50,228
                                                  ========        ========


DEPRECIATION AND AMORTIZATION
 Newspaper Publishing...........................  $ 27,030        $ 26,635
 Professional Information.......................     9,303          12,134
 Magazine Publishing............................     1,620           1,630
 Corporate and Other............................       767             465
                                                  --------        --------
                                                  $ 38,720        $ 40,864
                                                  ========        ========


CAPITAL EXPENDITURES
 Newspaper Publishing...........................  $ 11,155        $ 14,637
 Professional Information.......................     6,447          11,441
 Magazine Publishing............................       562             287
 Corporate and Other............................     3,852             546
                                                  --------        --------
                                                  $ 22,016        $ 26,911
                                                  ========        ========

_________________
Corporate and Other includes the results of Harry N. Abrams, Incorporated and National Journal, Inc. previously included in the Consumer Media segment, which has now been renamed Magazine Publishing.

                           THE TIMES MIRROR COMPANY

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     No material legal proceedings are pending.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.  Computation of Earnings Per Share.

          12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

          27.  Financial Data Schedule.

     (b) No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                           THE TIMES MIRROR COMPANY

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            The Times Mirror Company



                                            By     /s/ Thomas Unterman
                                                 -------------------------------
                                                       Thomas Unterman
                                                   Senior Vice President and
                                                   Chief Financial Officer

Date: May 13, 1997