Form 10-Q
period 1997-06-30
TIMES MIRROR CO /NEW/
filed 1997-08-07
CIK 925260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                      OR

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

                                Yes [X]  No [_]

Number of shares of Series A Common Stock outstanding at July 31, 1997:
69,841,271
Number of shares of Series C Common Stock outstanding at July 31, 1997:
25,948,711

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           THE TIMES MIRROR COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Financial information herein, and management's discussion thereof, include consolidated data for The Times Mirror Company ("Registrant" or "Times Mirror") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company."

                           THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      SECOND QUARTER
                                           ENDED          YEAR TO DATE ENDED
                                          JUNE 30               JUNE 30
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
REVENUES...........................  $811,813  $837,295  $1,585,695  $1,644,054
COSTS AND EXPENSES
  Cost of sales....................   408,139   434,746     806,547     881,022
  Selling, general and
   administrative expenses.........   282,892   318,260     570,826     628,515
                                     --------  --------  ----------  ----------
                                      691,031   753,006   1,377,373   1,509,537
OPERATING PROFIT...................   120,782    84,289     208,322     134,517
Interest expense...................   (10,256)   (8,583)    (20,268)    (15,990)
Interest income....................       454     1,175       1,418       3,131
Equity income (loss)...............     1,602      (245)      2,368         381
Other, net.........................     1,204     2,839       1,311       5,507
                                     --------  --------  ----------  ----------
Income before income tax provision.   113,786    79,475     193,151     127,546
Income tax provision...............    47,800    33,452      81,932      55,486
                                     --------  --------  ----------  ----------
NET INCOME.........................  $ 65,986  $ 46,023  $  111,219  $   72,060
                                     ========  ========  ==========  ==========
Preferred dividend requirements....  $  8,266  $ 10,911  $   19,177  $   21,822
                                     ========  ========  ==========  ==========
Earnings applicable to common
 shareholders:
  Primary..........................  $ 57,720  $ 35,112  $   92,042  $   50,238
                                     ========  ========  ==========  ==========
  Fully diluted....................  $ 58,896  $ 37,787  $   95,893  $   55,588
                                     ========  ========  ==========  ==========
Earnings per common share:
  Primary..........................  $    .58  $    .33  $      .94  $      .47
                                     ========  ========  ==========  ==========
  Fully diluted....................  $    .58  $  *      $   *       $   *
                                     ========  ========  ==========  ==========

--------
* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

           See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
ASSETS
Current assets
 Cash and cash equivalents............................ $   50,769   $  145,105
 Marketable securities................................                  31,740
 Accounts receivable, less allowance for doubtful
  accounts and returns of $59,284 and $79,540.........    433,167      488,572
 Inventories..........................................     81,897      103,648
 Deferred income taxes................................     45,334       49,248
 Other current assets.................................     63,512       52,159
                                                       ----------   ----------
  Total current assets................................    674,679      870,472
Property, plant and equipment, at cost less
 accumulated depreciation of $983,323 and $941,803....  1,160,549    1,177,077
Goodwill..............................................    507,632      530,142
Other intangibles.....................................     46,513       46,039
Deferred charges......................................    147,778      153,454
Other assets..........................................    718,084      752,678
                                                       ----------   ----------
  Total assets........................................ $3,255,235   $3,529,862
                                                       ==========   ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable...................................... $  262,419   $  304,983
 Short-term debt.......................................      5,512           15
 Employees' compensation...............................     96,295      112,570
 Unearned income.......................................    214,679      233,021
 Other current liabilities.............................    124,844      158,558
                                                        ----------   ----------
  Total current liabilities............................    703,749      809,147
Long-term debt.........................................    633,740      459,007
Deferred income taxes..................................    100,631      129,491
Other liabilities......................................    557,279      595,235
                                                        ----------   ----------
  Total liabilities....................................  1,995,399    1,992,880
Common stock subject to put options....................     39,273       38,172
Commitments and contingencies
Shareholders' equity
 Series A preferred stock, $1 par value; 900,000 shares
  authorized; 824,000 shares issued and outstanding;
  stated at liquidation value..........................    411,784      411,784
 Series B preferred stock, $1 par value; 25,000,000
  shares authorized; 7,789,000 shares issued and
  outstanding; stated at liquidation value;
  converted to Series A common stock in 1997...........                 164,595
 Preferred stock, $1 par value; 7,100,000 shares
  authorized; no shares issued or outstanding
 Common stock
  Series A, $1 par value; 500,000,000 shares
   authorized; 69,770,000 and 69,757,000 shares issued
   and outstanding.....................................     69,770       69,757
  Series B, $1 par value; 100,000,000 shares
   authorized; no shares issued or outstanding
  Series C, convertible, $1 par value; 300,000,000
   shares authorized; 25,967,000 and 26,973,000 shares
   issued and outstanding..............................     25,967       26,973
 Additional paid-in capital............................    396,133      225,934
 Retained earnings.....................................    288,443      533,131
 Net unrealized gain on securities.....................     28,466       66,636
                                                        ----------   ----------
  Total shareholders' equity...........................  1,220,563    1,498,810
                                                        ----------   ----------
  Total liabilities and shareholders' equity........... $3,255,235   $3,529,862
                                                        ==========   ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           YEAR TO DATE ENDED
                                                                 JUNE 30
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by continuing operating activities..... $  97,368  $ 130,617
 Net cash used in discontinued operating activities.......              (12,671)
                                                           ---------  ---------
  Net cash provided by operating activities...............    97,368    117,946
CASH FLOWS FROM INVESTING ACTIVITIES
 Changes in marketable and long-term securities...........               69,248
 Capital expenditures.....................................   (53,489)   (56,698)
 Capitalization of product costs..........................   (13,079)   (36,544)
 Acquisitions, net of cash acquired.......................    (7,850)    (5,913)
 Other, net...............................................    40,994     (1,806)
                                                           ---------  ---------
  Net cash used in investing activities...................   (33,424)   (31,713)
CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of common stock...............................  (331,440)  (182,796)
 Net proceeds from issuance of long-term debt.............   190,532     51,221
 Dividends paid...........................................   (43,199)   (38,517)
 Proceeds from exercise of stock options..................    19,438     22,547
 Net proceeds from issuance of commercial paper...........     5,497     33,000
 Repurchase of Series B preferred stock...................              (90,622)
 Other, net...............................................       892        606
                                                           ---------  ---------
  Net cash used in financing activities...................  (158,280)  (204,561)
                                                           ---------  ---------
Decrease in cash and cash equivalents.....................   (94,336)  (118,328)
Cash and cash equivalents at beginning of year............   145,105    182,901
                                                           ---------  ---------
Cash and cash equivalents at end of period................ $  50,769  $  64,573
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

  Certain amounts in previously issued financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 -- RESTRUCTURING

  The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                           JUNE 30, DECEMBER 31,
                                                             1997       1996
                                                           -------- ------------
Other current liabilities:
 1995 Restructuring....................................... $ 71,267   $ 69,111
 1996 Restructuring.......................................    5,502      7,341
Other liabilities:
 1995 Restructuring.......................................   49,915     79,409
 1996 Restructuring.......................................    2,318      2,864
                                                           --------   --------
                                                           $129,002   $158,725
                                                           ========   ========

  The restructuring liabilities relate primarily to severance costs and lease payments. During the year to date ended June 30, 1997, cash spent on severance payments related to 1995 restructuring efforts totaled $3,922,000. At June 30, 1997, the remaining liability for 1995 severance costs aggregated $14,308,000.

NOTE 3 -- SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments during the year to date ended June 30, 1997 and 1996 included interest of $13,290,000 and $11,569,000 and income taxes of $95,760,000 and
$22,243,000, respectively.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 4 -- DERIVATIVE FINANCIAL INSTRUMENTS

  Interest rate swaps and forward interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense. Amounts received in connection with forward swaps and terminated swaps are amortized on a straight-line basis as a reduction in interest expense over the term of the swaps.

  The Company's exposure to market risk associated with fluctuations in the value of foreign currencies relative to the U.S. dollar may be managed with foreign currency forward contracts, currency options, currency swaps or other risk management instruments permitted by the Company's internal policy guidelines. The Company enters into forward contracts from time to time. Forward contracts that do not qualify as accounting hedges are marked to market.

NOTE 5 -- DEBT

  Debt consists of the following (in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                        ---------  ------------
Short-term debt:
 Commercial paper at a weighted average interest rate
  of 5.7%.............................................. $   5,497
 Current maturities of long-term debt..................        15    $     15
                                                        ---------    --------
  Total short-term debt................................ $   5,512    $     15
                                                        =========    ========
Long-term debt:
 4 1/4% PEPS due March 15, 2001; 1,305,000 securities
  stated at current maturity value..................... $  41,842    $ 64,543
 7 1/4% Debentures due March 1, 2013...................   148,215     148,215
 4.75% Liquid Yield Option Notes due 2017..............   500,000
 7 1/2% Debentures due July 1, 2023....................    98,750      98,750
 7 1/4% Debentures due November 15, 2096...............   148,000     148,000
 Others at various interest rates, maturing through
  2001.................................................        77          84
                                                        ---------    --------
                                                          936,884     459,592
Less:
 Current maturities....................................       (15)        (15)
 Unamortized discount..................................  (303,129)       (570)
                                                        ---------    --------
  Total long-term debt................................. $ 633,740    $459,007
                                                        =========    ========

  Interest rate swaps outstanding at June 30, 1997 converted the weighted average interest rate on the Company's fixed rate debt due in 2013, 2023 and the Liquid Yield Option Notes (LYONs) from 6.2% to 5.2% for the year to date ended June 30, 1997. The unamortized discount at June 30, 1997 relates primarily to the LYONs.

  The 4 1/4% Premium Equity Participating Securities (PEPS) hedge a significant portion of the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included as a separate component of shareholders' equity, net of applicable income taxes. At June 30, 1997 and December 31, 1996, the fair market value of Netscape common stock was $32.0625 and $56.875 per share, respectively.

  Effective March 31, 1997, the Company's $400 million revolving line of credit was amended to replace the consolidated minimum net worth requirement with a financial ratio measuring coverage of interest expense. The Company's earnings before interest expense, income taxes, depreciation and amortization, divided by interest expense, must be greater than or equal to 5.0.

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


  In April 1997, the Company received gross proceeds of $195,530,000 from the issuance of Liquid Yield Option Notes (LYON(TM)). The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company also entered into an interest rate swap agreement for a notional amount of $170,111,000, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

  Primary earnings per share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used for primary earnings per share totaled 98,981,000 and 107,415,000 for the quarters ended June 30, 1997 and 1996, respectively, and 97,754,000 and 107,561,000 for the year to date ended June 30, 1997 and 1996, respectively.

  Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements for Series A preferred stock and, in 1997, adding the after tax interest expense on the LYONs, by the weighted average number of shares of common stock and common stock equivalents outstanding, assuming the conversion of Series B preferred stock and convertible debt securities in the applicable periods. The weighted average number of shares for fully diluted earnings per share is 101,496,000 and 115,343,000 for the quarters ended June 30, 1997 and 1996, respectively, and 101,329,000 and 115,994,000 for the year to date ended June 30, 1997 and 1996, respectively.

  Cash dividends of $.15 and $.10 per share of common stock were declared in the quarters ended June 30, 1997 and 1996, respectively.

NOTE 7 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

  The Company's stock repurchase program, which includes the issuance of put options from time to time, is described in Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company repurchased 6,475,000 shares of common stock during the year to date ended June 30, 1997 for an aggregate cost of $331,440,000, of which $219,910,000 was on the open market and $111,530,000 was the result of forward purchase contracts described below.

  Pursuant to the original terms of the Series B preferred stock (PERCs), the Company called the PERCs for redemption and issued 4,446,000 shares of Series A common stock in exchange for all of the outstanding PERCs on April 2, 1997. In addition, in early May 1997, the Company exercised its early termination right on forward purchase contracts for 3,900,000 shares of its PERCs resulting in the purchase of approximately 2,226,000 Series A common shares for an aggregate cost of $111,530,000.

  At June 30, 1997, the Company had 720,000 put options outstanding with an average strike price of approximately $54.55. The cash received from the sale of these put options was not significant. The put options, which have various expiration dates in the second half of 1997, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 8 -- STOCK OPTIONS

  During the year to date ended June 30, 1997, the Company issued 922,000 shares of its common stock as a result of the exercise of stock options.

  The Company granted each eligible employee 100 stock options on February 6, 1997. This grant is expected to result in the issuance of approximately 1,362,000 stock options at an option price of $46.5625 which was equal to fair value at the date of grant. These options will be fully vested on February 6, 2000 for employees still employed by the Company at that date.

NOTE 9 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

NOTE 10 -- CONTINGENT LIABILITIES

  The Company and its subsidiaries are defendants in various actions for libel and other matters arising out of their business operations. In addition, from time to time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 11 -- FUTURE ACCOUNTING REQUIREMENTS

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) was issued in February 1997 and must be adopted by the Company on December 31, 1997. Early adoption is not permitted; however, all prior year earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior year earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher. Under SFAS 128, the Company would have reported earnings per common share in 1997 as follows:

                                                          FIRST  SECOND   YEAR
                                                         QUARTER QUARTER TO DATE
                                                         ------- ------- -------
Basic...................................................  $.37    $.60    $.97
Diluted.................................................    *       *       *

--------
*Antidilutive

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131) were issued in June 1997. The disclosures required by these statements must be reported by the Company in 1998. The Company is reviewing SFAS 130 and SFAS 131 and will adopt them by the required dates.

NOTE 12 -- SUBSEQUENT EVENT

  On August 5, 1997, the Company entered into a short-term line of credit for $235 million. This line of credit has the same credit terms as the Company's existing $400 million long-term revolving line of credit.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's year over year operating results in 1997 continued to improve during the second quarter of 1997 led by the performance of Newspaper Publishing, the largest business segment. Despite the anticipated decline in overall revenues, reflecting the divestiture late last year of the college and scientific publishing businesses, earnings applicable to common shareholders increased by over 55% for the second quarter and 70% for the year to date ended June 30, 1997, as operating profit margins expanded in all three of the Company's business segments. Looking ahead to the second half of 1997, the Company expects the rate of earnings growth to slow somewhat due to an anticipated rise in newsprint prices and continued consolidation expenses in the Professional Information segment.

CONSOLIDATED RESULTS OF OPERATIONS

  The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                     SECOND QUARTER         YEAR TO DATE
                                    ------------------  ----------------------
                                      1997      1996       1997        1996
                                    --------  --------  ----------  ----------
Revenues..........................  $811,813  $837,295  $1,585,695  $1,644,054
Operating profit..................   120,782    84,289     208,322     134,517
Interest expense, net.............    (9,802)   (7,408)    (18,850)    (12,859)
Net income........................    65,986    46,023     111,219      72,060
Preferred dividend requirements...     8,266    10,911      19,177      21,822
Earnings applicable to common
 shareholders:
 Primary..........................    57,720    35,112      92,042      50,238
 Fully diluted....................    58,896    37,787      95,893      55,588
Primary earnings per common share.  $    .58  $    .33  $      .94  $      .47
Fully diluted earnings per common
 share............................  $    .58  $  *      $   *       $   *

--------
*  Antidilutive

  Consolidated operating profit for the second quarter and the year to date ended June 30, 1997 increased 43% and 55%, respectively. The improvement primarily reflects strong operating performance in the Newspaper Publishing segment, which reported advertising revenue growth at all newspapers and benefited from lower newsprint prices.

  For the 1997 periods, the Company's consolidated revenues declined due to divestitures in the Professional Information segment. Excluding the revenues of divested businesses, revenues would have increased 4% in the 1997 second quarter, and 3% for the year to date ended June 30, 1997 compared to the same prior year periods.

  Earnings per share increased more than 75% to $.58 per share for the second quarter of 1997 compared to the same quarter of last year. For the year to date ended June 30, 1997, earnings per share doubled to $.94 per share from $.47 per share for the same period in 1996.

  Net interest expense for the second quarter and the year to date ended June 30, 1997 increased compared to the same prior year periods due to higher debt levels and a reduction in interest earning investments.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS BY SEGMENT

  The following sections discuss the revenues and operating results of the Company's principal lines of business. All comments, except as noted, apply to both the second quarter and the year to date ended June 30, 1997 compared to the same prior year periods.

NEWSPAPER PUBLISHING

  Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                             SECOND QUARTER                YEAR TO DATE
                        ------------------------   ----------------------------
                          1997     1996   CHANGE      1997       1996    CHANGE
                        -------- -------- ------   ---------- ---------- ------
Revenues
 Advertising........... $419,875 $391,346   7.3%   $  811,078 $  761,270   6.5%
 Circulation...........  109,536  113,235  (3.3)      218,001    226,486  (3.7)
 Other.................   18,609   12,519  48.6        33,606     24,280  38.4
                        -------- --------          ---------- ----------
                        $548,020 $517,100   6.0%   $1,062,685 $1,012,036   5.0%
                        ======== ========          ========== ==========
Operating profit....... $112,407 $ 75,965  48.0%   $  204,864 $  126,960  61.4%
                        ======== ========          ========== ==========

  Strong gains in Newspaper Publishing results reflect the current economic environment in Southern California and Long Island, New York, the Company's two largest newspaper markets. Revenue growth combined with lower newsprint expense contributed to strong profit margin expansion. Advertising revenues were up in every category, with particular strength in national, classified and part-run advertising. The newspapers' marketing strategies of lower pricing and discounts achieved higher circulation but resulted in lower overall circulation revenues.

  Segment operating profit increased significantly due to higher revenues as well as a substantial year over year decline in newsprint expense and continued focus on lowering operating expenses. For the second quarter of 1997, newsprint expense, which accounts for more than 17% of this segment's operating costs, declined more than 16% compared to the second quarter of 1996. For the year to date ended June 30, 1997, newsprint expense declined over 23% compared to the same prior year period. These declines were due to lower newsprint prices which more than offset higher consumption costs as a result of circulation and advertising volume growth. Other operating expenses for the second quarter rose
4% compared to the same prior year period.

PROFESSIONAL INFORMATION

  Professional Information revenues and operating profit were as follows
(dollars in thousands):

                             SECOND QUARTER                YEAR TO DATE
                        ------------------------   ----------------------------
                          1997     1996   CHANGE      1997       1996    CHANGE
                        -------- -------- ------   ---------- ---------- ------
Revenues............... $197,228 $256,949 (23.2)%  $  388,090 $  494,023 (21.4)%
                        ======== ========          ========== ==========
Operating profit....... $ 24,374 $ 27,244 (10.5)%  $   41,901 $   40,405   3.7 %
                        ======== ========          ========== ==========

  Comparisons of results in the Professional Information segment are heavily influenced by the change in business mix resulting from the sale of the college and scientific publishing businesses and the addition of the Shepard's 50/50 joint venture, which is accounted for on the equity method. The segment's revenues for the 1997 second quarter declined largely due to these divestitures which occurred near year end 1996. Excluding

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

divested businesses, segment revenues would have decreased only slightly reflecting changes in the distribution channels and buying patterns in health science publishing as well as weakness in legal publishing revenues.

  Operating profit for the Professional Information segment declined in the second quarter of 1997 compared to the same prior year quarter primarily reflecting additional expenses incurred with the consolidation at Mosby-Year Book and Matthew Bender. For the year to date ended June 30, 1997, operating profit improvement at Jeppesen Sanderson and the absence of losses from divested businesses resulted in margin expansion and a modest increase in profitability.

  Professional Information's operating profit does not include the Company's $2.6 million share of equity income for the Shepard's joint venture, which was partially offset by an equity loss for MD Consult, an investment in a startup medical online joint venture. Equity income and losses are recorded in "Other, net."

MAGAZINE PUBLISHING

  Magazine Publishing revenues and operating profit (loss) were as follows (dollars in thousands):

                               SECOND QUARTER                YEAR TO DATE
                          --------------------------   --------------------------
                            1997      1996    CHANGE     1997      1996    CHANGE
                          --------  --------  ------   --------  --------  ------
Revenues................  $ 59,511  $ 52,169   14.1%   $117,387  $115,289    1.8%
                          ========  ========           ========  ========
Operating profit (loss).  $  5,268  $   (147)  100+%   $  7,859  $  2,816   100+%
                          ========  ========           ========  ========

  Magazine Publishing revenues and operating profit achieved significant improvement primarily due to higher advertising revenues at the Company's largest publications, notably Golf and Field & Stream. The startup of Verge and the acquisition of Skateboarding and Warp in April 1997 contributed to higher newsstand sales.

CORPORATE AND OTHER

  Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                               SECOND QUARTER                YEAR TO DATE
                          --------------------------   --------------------------
                            1997      1996    CHANGE     1997      1996    CHANGE
                          --------  --------  ------   --------  --------  ------
Revenues................  $  7,117  $ 11,198  (36.4)%  $ 17,799  $ 22,835  (22.1)%
                          ========  ========           ========  ========
Operating loss..........  $(21,267) $(18,773) (13.3)%  $(46,302) $(35,664) (29.8)%
                          ========  ========           ========  ========

  The Corporate and Other operating loss increased primarily due to information system conversion costs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operating cash requirements are funded by its operations. For the year to date ended June 30, 1997, cash generated from operating activities and proceeds from borrowings were used primarily for common share repurchases. At June 30, 1997, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

program which is available for short-term cash requirements. The Company had approximately $5.5 million of commercial paper outstanding at June 30, 1997 under this credit facility. In addition, on August 5, 1997, the Company entered into a short-term line of credit for $235 million with the same terms as the Company's $400 million long-term revolving line of credit. In July 1997, the Company filed a shelf registration statement for $250 million of securities.

  In April 1997, the Company issued Liquid Yield Option Notes (LYONs) due in 2017 and received gross proceeds of $195.5 million. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company also entered into an interest rate swap agreement for a notional amount of $170.1 million, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%. After giving effect to the interest rate swap, the average effective interest rate on the LYONs was 3.7% for the second quarter of 1997.

  Pursuant to the original terms of the Series B preferred stock (PERCs), the Company issued 4.4 million shares of Series A common stock in exchange for all of the outstanding PERCs on April 2, 1997. In addition, in early May 1997, the Company exercised its early termination right on forward purchase contracts for 3.9 million shares of its PERCs resulting in the purchase of approximately
2.2 million Series A common shares for an aggregate cost of $111.5 million.

  The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (in millions):

                                                                YEAR TO DATE
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
Net cash provided by continuing operating activities.......... $  97.4  $ 130.6
Capital expenditures..........................................   (53.5)   (56.7)
Repurchase of common stock....................................  (331.4)  (182.8)
Issuance of long-term debt and commercial paper...............   196.0     84.2

  Cash generated by continuing operating activities for the year to date ended June 30, 1997 was lower compared to the same period in 1996 as higher operating profit in 1997 and reduced restructuring expenditures were more than offset by higher income tax payments and the absence of cash generated by operations from the Company's college and scientific publishing businesses which were sold near year end 1996.

  Capital expenditures for the year to date ended June 30, 1997 decreased compared to the same period in 1996 due to fewer office relocations and consolidations. Capital expenditures for 1997 are expected to decrease somewhat from 1996 levels as capital costs associated with real estate relocations are expected to decline.

  Total debt at June 30, 1997 rose to $639.3 million from $459.0 million at December 31, 1996 primarily due to the issuance of the LYONs. The Company repurchased approximately 6.5 million and 4.6 million shares of its common stock during the year to date ended June 30, 1997 and 1996, respectively. In addition, during the year to date ended June 30, 1996, the Company spent $90.6 million to acquire its Series B preferred stock.

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

DIVIDENDS

  Cash dividends of $.15 and $.10 per share of common stock were declared for the second quarters of 1997 and 1996, respectively.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 9 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                          BUSINESS SEGMENT INFORMATION

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                      SECOND QUARTER
                                           ENDED          YEAR TO DATE ENDED
                                          JUNE 30               JUNE 30
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
REVENUES
 Newspaper Publishing............... $548,020  $517,100  $1,062,685  $1,012,036
 Professional Information...........  197,228   256,949     388,090     494,023
 Magazine Publishing................   59,511    52,169     117,387     115,289
 Corporate and Other................    7,117    11,198      17,799      22,835
 Intersegment Revenues..............      (63)     (121)       (266)       (129)
                                     --------  --------  ----------  ----------
                                     $811,813  $837,295  $1,585,695  $1,644,054
                                     ========  ========  ==========  ==========
OPERATING PROFIT (LOSS)
 Newspaper Publishing............... $112,407  $ 75,965  $  204,864  $  126,960
 Professional Information...........   24,374    27,244      41,901      40,405
 Magazine Publishing................    5,268      (147)      7,859       2,816
 Corporate and Other................  (21,267)  (18,773)    (46,302)    (35,664)
                                     --------  --------  ----------  ----------
                                     $120,782  $ 84,289  $  208,322  $  134,517
                                     ========  ========  ==========  ==========
DEPRECIATION AND AMORTIZATION
 Newspaper Publishing............... $ 27,847  $ 27,202  $   54,877  $   53,837
 Professional Information...........    8,699    11,570      18,002      23,704
 Magazine Publishing................    1,775     1,540       3,395       3,170
 Corporate and Other................      703       629       1,470       1,094
                                     --------  --------  ----------  ----------
                                     $ 39,024  $ 40,941  $   77,744  $   81,805
                                     ========  ========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing............... $ 21,791  $ 12,269  $   32,946  $   26,906
 Professional Information...........    5,997    11,853      12,444      23,294
 Magazine Publishing................      361     4,440         923       4,727
 Corporate and Other................    3,324     1,225       7,176       1,771
                                     --------  --------  ----------  ----------
                                     $ 31,473  $ 29,787  $   53,489  $   56,698
                                     ========  ========  ==========  ==========

                           THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  (a) The Company's Annual Meeting of Shareholders was held on May 8, 1997.

  (c) At the Annual Meeting of Shareholders, the following matters were voted upon: the election of five persons to Class II of the Board of Directors of the Company, the approval of The Times Mirror Company 1997 Directors Stock Option Plan and the ratification of the appointment of Ernst & Young LLP, as independent auditors for the Company and its subsidiaries for the year ending December 31, 1997.

  The results of the voting on matters presented at the Company's Annual Meeting of Shareholders were as follows:

                                                                         VOTES
DESCRIPTION                                                 VOTES FOR  WITHHELD
-----------                                                ----------- ---------
Election of Directors
 John E. Bryson........................................... 323,952,765 4,247,056
 Bruce Chandler........................................... 323,702,268 4,497,553
 Dr. Alfred E. Osborne, Jr................................ 323,950,170 4,249,651
 William Stinehart, Jr.................................... 323,941,195 4,258,626
 Dr. Edward Zapanta....................................... 323,951,318 4,248,503

  There were no abstentions or broker non-votes on the election of Directors.

                                                  VOTES                 BROKER
DESCRIPTION                          VOTES FOR   AGAINST   ABSTENTIONS NON-VOTES
-----------                         ----------- ---------- ----------- ---------
Approval of The Times Mirror
 Company 1997 Directors Stock
 Option Plan......................  309,583,415 14,081,089  4,535,317       0
Ratification of the appointment of
 Ernst & Young LLP................  324,241,370    331,158  3,627,293       0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    11. Computation of Earnings Per Share.

    27. Financial Data Schedule.

  (b) During the second quarter of 1997, the Company filed a report on Form 8-K dated April 17, 1997 which announced that the Company had entered into a Purchase Agreement and a Pricing Agreement on April 9, 1997 with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated (Purchaser) relating to the issuance and sale of the Company's Liquid Yield Option Notes (LYON(TM)) due April 15, 2017. The Company also announced the completion of the issuance and sale of the LYONs on April 15, 1997, and the issuance of the LYONs pursuant to an Indenture dated as of April 15, 1997 between the Company and Citibank, N.A., as trustee. In addition, the Company announced that it had entered into a Registration Rights Agreement dated as of April 15, 1997 with the Purchaser relating to the filing of a shelf registration statement by the Company to register the LYONs and the common stock of the Company issuable upon conversion of the LYONs. Copies of related documents were included in such filing.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Times Mirror Company



                                          By       /s/ Thomas Unterman
                                            -----------------------------------
                                                      Thomas Unterman
                                                 Senior Vice President and
                                                  Chief Financial Officer
Date: August 7, 1997