Form 10-Q
period 1997-09-30
TIMES MIRROR CO /NEW/
filed 1997-11-12
CIK 925260

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                Yes [X]  No [_]

Number of shares of Series A Common Stock outstanding at November 3, 1997:
62,623,992, excluding 1,372,987 common shares held as treasury shares, 18,237,864 common shares held by a subsidiary of the Registrant, and 4,001,067 common shares held by TMCT, LLC, representing 80% of the common shares held by TMCT, LLC.

Number of shares of Series C Common Stock outstanding at November 3, 1997:
25,817,971

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

                           THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THIRD QUARTER
                                           ENDED          YEAR TO DATE ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
REVENUES...........................  $814,478  $885,561  $2,400,173  $2,529,615
COSTS AND EXPENSES:
 Cost of sales.....................   417,603   456,237   1,224,150   1,337,259
 Selling, general and
  administrative expenses..........   272,537   319,044     843,363     947,559
                                     --------  --------  ----------  ----------
                                      690,140   775,281   2,067,513   2,284,818
OPERATING PROFIT...................   124,338   110,280     332,660     244,797
Interest expense...................   (14,552)  (12,635)    (34,820)    (28,625)
Interest income....................       483       358       1,901       3,489
Equity income (loss)...............     2,916      (237)      5,284         144
Other, net.........................    (1,421)      780        (110)      6,287
                                     --------  --------  ----------  ----------
Income before income tax provision.   111,764    98,546     304,915     226,092
Income tax provision...............    44,840    42,841     126,772      98,327
                                     --------  --------  ----------  ----------
NET INCOME.........................  $ 66,924  $ 55,705  $  178,143  $  127,765
                                     ========  ========  ==========  ==========
Preferred dividend requirements....  $  7,879  $ 10,911  $   27,057  $   32,733
                                     ========  ========  ==========  ==========
Earnings applicable to common
 shareholders......................  $ 59,045  $ 44,794  $  151,086  $   95,032
                                     ========  ========  ==========  ==========
Earnings per common share:
 Primary...........................  $    .63  $    .43  $     1.56  $      .89
                                     ========  ========  ==========  ==========
 Fully diluted.....................  $    .62  $    .42  $     1.56  $        *
                                     ========  ========  ==========  ==========

--------
* Per share amount on a fully diluted basis has been omitted as the amount is antidilutive in relation to the primary per share amount.

           See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Current assets
 Cash and cash equivalents..........................  $   52,176    $  145,105
 Marketable securities..............................                    31,740
 Accounts receivable, less allowance for doubtful
  accounts and returns of $66,852 and $79,540 ......     447,890       488,572
 Inventories........................................      72,935       103,648
 Deferred income taxes..............................      42,036        49,248
 Other current assets...............................      61,036        52,159
                                                      ----------    ----------
  Total current assets..............................     676,073       870,472
Property, plant and equipment, at cost less
 accumulated depreciation of $1,008,135 and
 $941,803...........................................     984,551     1,177,077
Goodwill............................................     535,253       530,142
Other intangibles...................................     119,217        46,039
Deferred charges....................................     156,511       153,454
Equity investments..................................     345,802       273,349
Other assets........................................     471,182       479,329
                                                      ----------    ----------
  Total assets......................................  $3,288,589    $3,529,862
                                                      ==========    ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable...................................  $   275,664   $  304,983
 Short-term debt....................................      149,259           15
 Employees' compensation............................      106,401      112,570
 Unearned income....................................      204,058      233,021
 Other current liabilities..........................      114,718      158,558
                                                      -----------   ----------
  Total current liabilities.........................      850,100      809,147
Long-term debt......................................      940,132      459,007
Deferred income taxes...............................      104,888      129,491
Other liabilities...................................      528,509      595,235
                                                      -----------   ----------
  Total liabilities.................................    2,423,629    1,992,880
Common stock subject to put options.................       29,982       38,172
Commitments and contingencies
Shareholders' equity
 Preferred stock, $1 par value; stated at
  liquidation value; convertible to Series A common
  stock:
  Series A: 900,000 shares authorized; 824,000
   shares issued and outstanding....................      411,784      411,784
  Series B: 8,439,000 and 25,000,000 shares
   authorized; 7,789,000 shares issued and
   outstanding; converted to Series A common stock
   in 1997..........................................                   164,595
  Series C-1: 381,000 shares authorized, issued and
   outstanding......................................      190,486
  Series C-2: 245,000 shares authorized, issued and
   outstanding......................................      122,550
 Preferred stock, $1 par value; 23,661,000 and
  7,100,000 shares authorized; no shares issued or
  outstanding
 Common stock, $1 par value:
  Series A: 500,000,000 shares authorized;
   86,219,000 and 69,757,000 shares issued and
   outstanding......................................       86,219       69,757
  Series B: 100,000,000 shares authorized; no shares
   issued or outstanding
  Series C: convertible to Series A common stock;
   300,000,000 shares authorized; 25,835,000 and
   26,973,000 shares issued and outstanding.........       25,835       26,973
 Additional paid-in capital.........................    1,215,445      225,934
 Retained earnings..................................      329,507      533,131
 Net unrealized gain on securities..................       28,466       66,636
                                                      -----------   ----------
                                                        2,410,292    1,498,810
 Less deemed treasury stock at cost:
  Series A common stock, 23,559,000 shares; and
   Series A preferred stock, 735,000 shares.........   (1,575,314)
                                                      -----------   ----------
  Total shareholders' equity........................      834,978    1,498,810
                                                      -----------   ----------
  Total liabilities and shareholders' equity........  $ 3,288,589   $3,529,862
                                                      ===========   ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           YEAR TO DATE ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net cash provided by continuing operating activities..... $ 172,157  $ 192,946
 Net cash used in discontinued operating activities.......              (19,705)
                                                           ---------  ---------
  Net cash provided by operating activities...............   172,157    173,241
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions, net of cash acquired.......................  (106,098)   (12,062)
 Proceeds from sales of assets............................   105,962
 Capital expenditures.....................................   (82,680)  (106,284)
 Capitalization of product costs..........................   (18,367)   (57,720)
 Changes in marketable and long-term securities...........               79,845
 Other, net...............................................    (4,569)     1,523
                                                           ---------  ---------
  Net cash used in investing activities...................  (105,752)   (94,698)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of long-term debt.............   438,568     51,221
 Repurchase of common stock...............................  (400,086)  (354,884)
 Contribution to TMCT, LLC................................  (249,266)
 Net proceeds from issuance of commercial paper...........   101,546    246,941
 Dividends paid...........................................   (66,837)   (59,526)
 Proceeds from exercise of stock options..................    24,505     25,712
 Exercise of put options..................................    (6,796)    (1,954)
 Repurchase of Series B preferred stock...................              (91,182)
 Other, net...............................................      (968)     1,189
                                                           ---------  ---------
  Net cash used in financing activities...................  (159,334)  (182,483)
                                                           ---------  ---------
Decrease in cash and cash equivalents.....................   (92,929)  (103,940)
Cash and cash equivalents at beginning of year............   145,105    182,901
                                                           ---------  ---------
Cash and cash equivalents at end of period................ $  52,176  $  78,961
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

NOTE 2 -- RECAPITALIZATION

  During the third quarter, the Company completed a transaction (the Transaction) involving agreements with its largest stockholders, Chandler Trust No. 1 and Chandler Trust No. 2 (Chandler Trusts). The Transaction consisted of two components: (a) the merger of Chandis Securities Company (Chandis), a holding company owned by Chandler Trust No. 2 and affiliated minority investors, into a subsidiary of the Company (the Merger) and (b) the formation of a new limited liability company by the Company and the Chandler Trusts.

  On August 8, 1997, Chandis merged with and into Chandis Acquisition Corporation (CAC), a Delaware corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Chandis shareholders received 6,581,000 shares of Series A Common Stock, 9,656,000 shares of Series C Common Stock, 381,000 shares of new Series C-1 Preferred Stock, and 245,000 shares of new Series C-2 Preferred Stock. At the time of the Merger, Chandis owned 8,581,000 shares of Series A Common Stock, 9,656,000 shares of Series C Common Stock, and 381,000 shares of Series A Preferred Stock. CAC is not a "permitted transferee" as defined in the Company's Certificate of Incorporation, therefore, the Series C Common Stock was converted to Series A Common Stock as a result of the Merger. The Company's shares owned by CAC are reported as treasury stock for financial reporting purposes. Additionally, Chandis owned an interest in undeveloped real estate and certain other assets and liabilities. The Merger was a tax-free transaction.

  The Series C-1 Preferred Stock and Series C-2 Preferred Stock holders were paid initial dividends of $4,755,000 and $395,000, respectively, during the third quarter of 1997. Commencing October 1, 1997, the annual dividend rate on the Series C-1 Preferred Stock and Series C-2 Preferred Stock is 5.8% and may increase commencing in 2001 to a maximum of 8.4% (based on the percentage increases, if any, in the dividends paid by the Company on its common stock). The Series C-1 Preferred Stock and Series C-2 Preferred Stock are convertible into Series A Common Stock in 2025 at the earliest; however, the number of shares of Series A Common Stock into which the Series C-2 Preferred Stock can be converted is limited.

  Concurrent with the consummation of the Merger, the Company (including certain of its subsidiaries) and the Chandler Trusts formed TMCT, LLC (LLC), a Delaware limited liability company, and the following capital contributions were made to LLC:

  1. the Company contributed approximately $249,266,000 in cash and 8 real properties (the Real Properties) with an aggregate market value of approximately $225,850,000;

  2. the Chandler Trusts contributed approximately 5,001,000 shares of Series A Common Stock and 443,000 shares of Series A Preferred Stock
    (Contributed Shares).

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


  The cash contributed to LLC by the Company was used by LLC to purchase a portfolio of securities (Portfolio). The Company has leased the Real Properties from LLC under a lease with an initial term of 12 years. The lease is accounted for as a financing arrangement and, accordingly, the Real Properties' book value remains on the Company's condensed consolidated balance sheet and continues to be depreciated at the rates in effect prior to the contribution of the Real Properties to LLC. The depreciation, along with a reduction of property, plant and equipment of $168,021,000, which represents the estimated net book value of the Real Properties at the end of the lease term, will result in a net book value of zero for the Real Properties at August 8, 2009. At that time, the Company has the option to purchase all the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain assets of LLC and may be leased by the Company at a fair value rent as provided for under the terms of the lease agreement. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term. The lease financing obligation of $225,850,000 represents the present value of the minimum lease payments for the Real Properties and is reported, net of the original issue discount of $168,021,000, as debt in the Company's condensed consolidated balance sheet.

  The Company and the Chandler Trusts share in the cash flow, profits and losses of the various assets held by LLC. The cash flow from the Real Properties and the Portfolio is largely allocated to the Chandler Trusts and the cash flow from the Contributed Shares is largely allocated to the Company. Due to the allocations of the economic benefits in the LLC, 80% of the Contributed Shares are included in treasury stock for financial reporting purposes.

  As a result of the Transaction, for financial reporting purposes and earnings per share calculations, the number of shares of Series A Common Stock outstanding was reduced by 6,001,000 and the number of shares of Series A Preferred Stock outstanding was reduced by 381,000. Of the $411,784,000 stated value of Series A Preferred Stock and 86,219,000 shares of Series A Common Stock shown as outstanding on September 30, 1997, $221,298,000 and $190,486,000 stated value of Series A Preferred Stock were held by LLC and CAC, respectively, and approximately 5,001,000 and 18,238,000 shares of Series A Common Stock were held by LLC and CAC, respectively. Accordingly, 80% of the shares held by LLC and all the shares held by CAC are included in the shares held in treasury stock for financial reporting purposes.

  For additional information regarding the Transaction, see the Company's Current Report on Form 8-K filed on August 11, 1997.

NOTE 3 -- RESTRUCTURING

  The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
Other current liabilities:
 1995 Restructuring..................................   $ 54,588      $ 69,111
 1996 Restructuring..................................      2,465         7,341
Other liabilities:
 1995 Restructuring..................................     43,232        79,409
 1996 Restructuring..................................                    2,864
                                                        --------      --------
                                                        $100,285      $158,725
                                                        ========      ========

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


  The restructuring liabilities relate primarily to severance costs and lease payments. During the year to date ended September 30, 1997, cash spent on severance payments related to 1995 restructuring efforts totaled $5,715,000. At September 30, 1997, the remaining liability for 1995 severance costs aggregated $12,515,000.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments during the year to date ended September 30, 1997 and 1996 included interest of $23,671,000 and $29,294,000 and income taxes of $124,118,000 and $48,470,000, respectively.

  Non-cash transactions during the year to date ended September 30, 1997 were as follows (in thousands):

Value of assets received by the Company in the Merger:
 Series A Common Stock.............................................. $  435,508
 Series C Common Stock..............................................    490,064
 Series A Preferred Stock...........................................    190,486
 Other net assets, including cash of $5,784.........................     21,050
                                                                     ----------
  Total assets received.............................................  1,137,108
Value of stock issued by the Company in the Merger:
 Series A Common Stock..............................................    334,008
 Series C Common Stock..............................................    490,064
 Series C-1 Preferred Stock.........................................    190,486
 Series C-2 Preferred Stock.........................................    122,550
                                                                     ----------
  Total stock issued................................................  1,137,108
Fair value of Real Properties contributed to LLC....................    225,850
Lease financing obligation, net of original issue discount..........     57,829

NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)


NOTE 6 -- DEBT

  Debt consists of the following (in thousands):

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
Short-term debt:
 Commercial paper at a weighted average interest
  rate of 5.7%......................................   $101,546
 Notes payable at 6.125% due January 2, 1998........     40,000
 Current maturities of long-term debt...............      7,713      $     15
                                                       --------      --------
  Total short-term debt.............................   $149,259      $     15
                                                       ========      ========
Long-term debt:
 4 1/4% PEPS due March 15, 2001; 1,305,000
  securities stated at current maturity value.......   $ 46,980      $ 64,543
 Lease financing obligation expiring on August 8,
  2009, net of unamortized discount of $159,976,
  with an interest rate of 4.3% (Note 2)............     56,683
 7 1/4% Debentures due March 1, 2013................    148,215       148,215
 4.75% Liquid Yield Option Notes due 2017, net of
  unamortized discount of $300,187..................    199,813
 7 1/2% Debentures due July 1, 2023.................     98,750        98,750
 6.61% Debentures due September 15, 2027, net of
  unamortized discount of $103......................    249,897
 7 1/4% Debentures due November 15, 2096, net of
  unamortized discount of $566 and $570.............    147,434       147,430
 Others at various interest rates, maturing through
  2001..............................................         73            84
                                                       --------      --------
                                                        947,845       459,022
 Less current maturities............................     (7,713)          (15)
                                                       --------      --------
  Total long-term debt..............................   $940,132      $459,007
                                                       ========      ========

  Interest rate swaps outstanding at September 30, 1997 converted the weighted average interest rate on the Company's fixed rate debt due in 2013, 2023 and the Liquid Yield Option Notes (LYON(TM)) from 6.2% to 5.2% for the year to date ended September 30, 1997.

  In September 1997, the Company issued $250,000,000 of 6.61% Debentures due September 15, 2027 (Debentures) with interest payable semiannually commencing March 15, 1998. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on September 15, 2004 at 100% of face value plus accrued interest.

  In April 1997, the Company received gross proceeds of $195,530,000 from the issuance of Liquid Yield Option Notes. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

cash at the option of the holder on April 15 in the years 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company also entered into an interest rate swap agreement for a notional amount of $170,111,000, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

  Effective March 31, 1997, the Company's $400 million revolving line of credit was amended to replace the consolidated minimum net worth requirement with a financial ratio measuring coverage of interest expense. The Company's earnings before interest expense, income taxes, depreciation and amortization, divided by interest expense, must be greater than or equal to 5.0.

  The 4 1/4% Premium Equity Participating Securities (PEPS) hedge all, or a significant portion of, the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included as a separate component of shareholders' equity, net of applicable income taxes. At September 30, 1997 and December 31, 1996, the fair market value of Netscape common stock was $36.00 and $56.875 per share, respectively. The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000.

NOTE 7 -- EARNINGS AND DIVIDENDS PER SHARE

  Primary earnings per share is computed by dividing net income, less preferred dividend requirements, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used for primary earnings per share totaled 94,105,000 and 104,564,000 for the quarters ended September 30, 1997 and 1996, respectively, and 96,579,000 and 106,454,000 for the year to date ended September 30, 1997 and 1996, respectively.

  Fully diluted earnings per share is computed by dividing net income, less preferred dividend requirements and, in 1997, adding the after tax interest expense on the LYONs, by the weighted-average number of shares of common stock and common stock equivalents outstanding, assuming the conversion of Series B Preferred Stock and convertible debt securities in the applicable periods. No conversion was assumed for all other preferred stocks because the effect was antidilutive. The weighted average number of shares for fully diluted earnings per share is 97,077,000 and 112,501,000 for the quarters ended September 30, 1997 and 1996, respectively, and 99,939,000 and 114,755,000 for the year to date ended September 30, 1997 and 1996, respectively.

  Cash dividends of $.15 per share of common stock were declared in the quarter ended September 30, 1997. During the fourth quarter of 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to adopt the new procedures.

NOTE 8 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

  The Company's stock repurchase program, which includes the issuance of put options from time to time, is described in Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company repurchased 7,892,000 shares of common stock in the open market during the year to date ended September 30, 1997. The aggregate cost for these repurchases was $406,882,000, of which $111,530,000 related to the forward purchase contracts described below.

  Pursuant to the original terms of the Series B preferred stock (PERCs), the Company called the PERCs for redemption and issued 4,446,000 shares of Series A common stock in exchange for all of the outstanding PERCs

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

on April 2, 1997. In addition, in early May 1997, the Company exercised its early termination right on forward purchase contracts for 3,900,000 shares of its PERCs resulting in the purchase of approximately 2,226,000 Series A common shares for an aggregate cost of $111,530,000.

  At September 30, 1997, the Company had 560,000 put options outstanding with an average strike price of approximately $53.54. The put options, which have various expiration dates in the fourth quarter of 1997, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

NOTE 9 -- STOCK OPTIONS

  During the year to date ended September 30, 1997, the Company issued 1,100,000 shares of its common stock as a result of the exercise of stock options.

  The Company granted each eligible employee 100 stock options on February 6, 1997. This grant resulted in the issuance of approximately 1,339,000 stock options at an option price of $46.5625 which was equal to fair value at the date of grant. These options will be fully vested on February 6, 2000 for employees still employed by the Company at that date.

NOTE 10 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

NOTE 11 -- CONTINGENT LIABILITIES

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

                           THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 12 -- FUTURE ACCOUNTING REQUIREMENTS

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128) was issued in February 1997 and will be adopted by the Company on December 31, 1997. Early adoption is not permitted; however, all prior years earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior years earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher. Under SFAS 128, the Company would have reported earnings per common share in 1997 as follows:

                                                  FIRST  SECOND   THIRD  YEAR TO
                                                 QUARTER QUARTER QUARTER  DATE
                                                 ------- ------- ------- -------
Basic...........................................  $.37    $.60    $.64    $1.61
Diluted.........................................    *       *      .62     1.56

--------
* Antidilutive

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. The disclosures required by these statements must be reported by the Company in 1998. The Company is reviewing SFAS 130 and SFAS 131 and will adopt them by the required dates.

                           THE TIMES MIRROR COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Improved operating performance and higher earnings per share reflect continued year-over-year profit margin expansion in each of the Company's business segments, as well as a decrease in average shares outstanding and lower preferred dividends. Earnings increased for the third quarter and year to date ended September 30, 1997 despite the absence of revenues from the college and scientific publishing businesses which were divested in the fourth quarter of 1996. Earnings per share increased more than 47% for the third quarter of 1997 compared to the same quarter of last year. For the year to date ended September 30, 1997, earnings per share rose more than 75% from the same period in 1996.

  In the third quarter of 1997, the Company also completed a significant recapitalization with its largest shareholder, the Chandler Trusts. The transaction, which is described in Note 2 to the condensed consolidated financial statements, resulted in a net effective reduction in the outstanding Series A Common Stock of six million shares and will reduce preferred dividend requirements by 34.1% to $21.7 million annually. The Company continued its ongoing share repurchase program and repurchased 1.4 million shares and 7.9 million shares in the third quarter and year to date ended September 30, 1997, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

  The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                      THIRD QUARTER         YEAR TO DATE
                                    ------------------  ----------------------
                                      1997      1996       1997        1996
                                    --------  --------  ----------  ----------
Revenues........................... $814,478  $885,561  $2,400,173  $2,529,615
Operating profit...................  124,338   110,280     332,660     244,797
Interest expense, net..............  (14,069)  (12,277)    (32,919)    (25,136)
Net income.........................   66,924    55,705     178,143     127,765
Preferred dividend requirements....    7,879    10,911      27,057      32,733
Earnings applicable to common
 shareholders......................   59,045    44,794     151,086      95,032
Earnings per common share:
 Primary........................... $    .63  $    .43  $     1.56  $      .89
 Fully diluted..................... $    .62  $    .42  $     1.56  $        *

--------
* Antidilutive

  Consolidated operating profit for the third quarter and the year to date ended September 30, 1997 increased 12.7% and 35.9%, respectively, reflecting continued strength in the Newspaper Publishing segment, which achieved advertising revenue growth at all newspapers and benefited from lower year-to-year newsprint price comparisons.

  The Company's consolidated revenues in 1997 declined due to the 1996 divestitures in the Professional Information segment. Excluding the revenues of divested businesses, revenues would have increased 3.9% in the 1997 third quarter and 3.0% for the year to date ended September 30, 1997 compared to the same prior year periods.

  Net interest expense for the third quarter and the year to date ended September 30, 1997 increased compared to the same prior year periods primarily due to higher debt levels.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  During the third quarter of 1997, the Company recorded gains on the sale of investments in Tejon Ranch Co. and WebTV Network, Inc., which were largely offset by charges related to the disposition of assets and other items.

ANALYSIS BY SEGMENT

  The following sections discuss the revenues and operating results of the Company's principal lines of business. All comments, except as noted, apply to both the third quarter and the year to date ended September 30, 1997 compared to the same prior year periods.

NEWSPAPER PUBLISHING

  Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                THIRD QUARTER               YEAR TO DATE
                           ------------------------ ----------------------------
                             1997     1996   CHANGE    1997       1996    CHANGE
                           -------- -------- ------ ---------- ---------- ------
Revenues:
 Advertising.............. $403,947 $378,695   6.7% $1,215,025 $1,139,965   6.6%
 Circulation..............  107,694  109,952  (2.1)    325,695    336,438  (3.2)
 Other....................   18,838   14,309  31.7      52,444     38,589  35.9
                           -------- --------        ---------- ----------
                           $530,479 $502,956   5.5% $1,593,164 $1,514,992   5.2%
                           ======== ========        ========== ==========
Operating profit.......... $ 86,079 $ 72,205  19.2% $  290,943 $  199,165  46.1%
                           ======== ========        ========== ==========

  Newspaper Publishing revenue continued to grow at all newspapers reflecting the strong current advertising environment nationwide. Advertising revenues for the segment were up in every category, with particular strength in national and classified advertising. Higher advertising revenues in 1997 were partly offset by a modest decline in circulation revenues, as the newspapers' marketing strategies achieved higher circulation volume but resulted in lower overall circulation revenues.

  Each of the Company's top metropolitan daily newspapers had solid increases in year-over-year daily and Sunday circulation for the six-months ended September 30, 1997 as reported by the Company to the Audit Bureau of Circulations. Total circulation averages for the Newspaper Publishing segment for the six-month period ended September 30, 1997 were 2,312,828 daily, a 1.5% increase, and 3,040,126 Sunday, an increase of 0.6%, compared to the six-month period ended September 30, 1996. At the Los Angeles Times, circulation averaged 1,050,176 daily, up 21,103, and 1,361,748 Sunday, up 11,859. At
Newsday, average daily circulation was 568,914, up 4,160, and Sunday was 664,988, an increase of 8,093. The Baltimore Sun reported an average daily circulation of 312,825, an increase of 8,119, and 479,812 on Sunday, up 1,994. At The Hartford Courant, average daily circulation was 210,800, an increase of 1,956 and Sunday was 302,859, up 671.

  Segment operating profit rose on the higher revenues as well as the lower year-over-year newsprint expense. For the third quarter of 1997, newsprint expense declined slightly compared to the third quarter of 1996. Although the average price per ton of newsprint rose during the third quarter of 1997, it remained below year-ago average prices. For the year to date ended September 30, 1997, newsprint expense declined over 17% compared to the same prior year period. These declines were due to lower average year-over-year newsprint prices but were partly offset by higher consumption from continued circulation and advertising linage growth. Other operating expenses for the third quarter and year to date ended September 30, 1997 rose 6.4% and 4.1%, respectively, compared to the same prior year periods, due in part to higher variable costs associated with growing volumes of advertising and circulation.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROFESSIONAL INFORMATION

  Professional Information revenues and operating profit were as follows (dollars in thousands):

                             THIRD QUARTER                 YEAR TO DATE
                        --------------------------   --------------------------
                          1997      1996    CHANGE     1997      1996    CHANGE
                        --------  --------  ------   --------  --------  ------
Revenues............... $214,928  $303,966  (29.3)%  $603,018  $797,989  (24.4)%
                        ========  ========           ========  ========
Operating profit....... $ 49,262  $ 49,390    (.3)%  $ 91,163  $ 89,795    1.5 %
                        ========  ========           ========  ========

  Professional Information segment's operating profit for the 1997 third quarter was approximately the same as the prior year, even though results for the third quarter of 1996 included $30.3 million of operating profit from businesses which have since been divested. Operating profit margins in the 1997 third quarter improved significantly, to 22.9% compared to the same prior year period.
Excluding the 1996 third quarter revenues of $101.6 million from divested businesses, revenues would have increased 6.2% for the third quarter of 1997 compared to the third quarter of 1996. For the year to date ended September 30, 1997, revenues would have increased slightly and operating profit would have increased 33.5%, excluding the results from divested businesses. The improvement in revenue and operating profit is largely due to a return to normalized levels of revenues in the third quarter of 1997 at Mosby, whose results in the 1996 third quarter were significantly affected by its change in domestic and international sales distribution channels. In addition, the training companies achieved improved operating profit in the 1997 third quarter compared to the 1996 third quarter.

   Professional Information's operating profit does not include the Company's
$4.2 million share of equity income from the Shepard's joint venture, which was partially offset by an equity loss related to MD Consult, an investment in a startup medical online joint venture.

MAGAZINE PUBLISHING

  Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                             THIRD QUARTER                 YEAR TO DATE
                        --------------------------   --------------------------
                          1997      1996    CHANGE     1997      1996    CHANGE
                        --------  --------  ------   --------  --------  ------
Revenues............... $ 65,974  $ 59,563   10.8%   $183,361  $174,852    4.9%
                        ========  ========           ========  ========
Operating profit....... $  5,491  $  2,893   89.8%   $ 13,350  $  5,709   100+%
                        ========  ========           ========  ========

  Magazine Publishing achieved significant improvement in results primarily due to higher advertising revenues at the Company's largest publications, notably
Golf, Field & Stream and Outdoor Life. The startup of Verge and the acquisition of Skateboarding and Warp in April 1997 contributed to higher newsstand sales.

CORPORATE AND OTHER

  Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                             THIRD QUARTER                 YEAR TO DATE
                        --------------------------   --------------------------
                          1997      1996    CHANGE     1997      1996    CHANGE
                        --------  --------  ------   --------  --------  ------
Revenues............... $  3,145  $ 19,078  (83.5)%  $ 20,944  $ 41,913  (50.0)%
                        ========  ========           ========  ========
Operating loss......... $(16,494) $(14,208) (16.1)%  $(62,796) $(49,872) (25.9)%
                        ========  ========           ========  ========

  The Corporate and Other operating loss increased primarily due to information system conversion costs.

                           THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  The Company's operating cash requirements are funded by its operations. Proceeds from borrowings have been used to fund acquisitions and share repurchases.

CAPITAL MARKET TRANSACTIONS

  The Company repurchased in the open market approximately 7.9 million and 8.6 million shares of its common stock during the year to date ended September 30, 1997 and 1996, respectively.

  In August 1997, the Company completed a significant recapitalization with its largest shareholder, the Chandler Trusts. The transaction resulted in a net effective reduction in the outstanding Series A Common Stock of approximately six million shares and Series A Preferred Stock with a stated value of $367.5 million (see Note 2 to the condensed consolidated financial statements for further information). The recapitalization, together with share repurchases, decreased common shares outstanding at September 30, 1997 to 88.5 million shares from 96.7 million shares at December 31, 1996. In addition, preferred dividend requirements for the 1997 full year are expected to decline to $32.5 million compared to $43.6 million in 1996.

  In connection with the recapitalization transaction mentioned above, the Company entered into a lease financing arrangement which added net debt of $57.8 million (see Note 2 to the condensed consolidated financial statements for further information) and issued $250 million of 6.61% Debentures due September 15, 2027 (Debentures). The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or
(b) the sum of the present value of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on September 15, 2004 at 100% of face value plus accrued interest.

  Total debt at September 30, 1997 rose to $1.1 billion from $459.0 million at December 31, 1996 primarily due to the issuance of Liquid Yield Option Notes (LYONs(TM)), Debentures and commercial paper. During April 1997, the Company issued the LYONs due in 2017 and received gross proceeds of $195.5 million. At September 30, 1997, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had approximately $101.5 million of commercial paper outstanding at September 30, 1997 under this credit facility. Additionally, in October 1997 the Company filed a shelf registration statement for $300 million of securities.

  Common share repurchases are intended to enhance shareholder value as well as to offset dilution from the shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In connection with the Company's ongoing common stock repurchase program, in October 1997 the Company's Board of Directors authorized the repurchase over the next three years of an additional 10 million shares of common stock. The October 1997 authorization brings the aggregate shares remaining for repurchase to approximately 12.9 million shares. Repurchases are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR TO DATE CASH FLOW

  The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (in millions):

                          YEAR TO DATE
                         ----------------
                          1997     1996
                         -------  -------
Net cash provided by
 continuing operating
 activities............. $ 172.2  $ 192.9
Capital expenditures....   (82.7)  (106.3)
Acquisitions, net of
 cash acquired..........  (106.1)   (12.1)
Proceeds from sales of
 assets.................   106.0
Repurchase of common
 stock including
 exercise of put
 options................  (406.9)  (356.8)
Issuance of commercial
 paper and long-term
 debt...................   540.1    298.2

  Cash generated by continuing operating activities for the year to date ended September 30, 1997 was lower compared to the same period in 1996 as higher operating profit in 1997 was offset by higher income tax payments and the absence of cash generated by operations from the Company's college and scientific publishing businesses which were sold near year end 1996.

  Capital expenditures for the year to date ended September 30, 1997 were lower compared to the same period in 1996 due to fewer office relocations and consolidations. Capital expenditures for the 1997 full year are expected to decrease somewhat from 1996 levels as capital costs associated with real estate relocations are expected to decline. Cash spent on acquisitions includes Krames Communications Incorporated, a publisher of consumer-oriented health education information, which was acquired during the third quarter of 1997. Cash received from sales of assets includes the 1997 third quarter sale of investments in Tejon Ranch Co. and WebTV Network, Inc. In addition, the Company contributed $249.3 million to TMCT, LLC (see Note 2 to the condensed consolidated financial statements for further information).

DIVIDENDS

  Cash dividends of $.15 per share of common stock were declared for the third quarter of 1997. During the fourth quarter of 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to adopt the new procedures.

FORWARD-LOOKING STATEMENTS

  The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 10 to the condensed consolidated financial statements.

                           THE TIMES MIRROR COMPANY

                         BUSINESS SEGMENT INFORMATION

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                       THIRD QUARTER
                                           ENDED          YEAR TO DATE ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
REVENUES
 Newspaper Publishing............... $530,479  $502,956  $1,593,164  $1,514,992
 Professional Information...........  214,928   303,966     603,018     797,989
 Magazine Publishing................   65,974    59,563     183,361     174,852
 Corporate and Other................    3,145    19,078      20,944      41,913
 Intersegment Revenues..............      (48)       (2)       (314)       (131)
                                     --------  --------  ----------  ----------
                                     $814,478  $885,561  $2,400,173  $2,529,615
                                     ========  ========  ==========  ==========
OPERATING PROFIT (LOSS)
 Newspaper Publishing............... $ 86,079  $ 72,205  $  290,943  $  199,165
 Professional Information...........   49,262    49,390      91,163      89,795
 Magazine Publishing................    5,491     2,893      13,350       5,709
 Corporate and Other................  (16,494)  (14,208)    (62,796)    (49,872)
                                     --------  --------  ----------  ----------
                                     $124,338  $110,280  $  332,660  $  244,797
                                     ========  ========  ==========  ==========
DEPRECIATION AND AMORTIZATION
 Newspaper Publishing............... $ 27,144  $ 26,663  $   82,021  $   80,500
 Professional Information...........   10,003    12,419      28,005      36,123
 Magazine Publishing................    1,828     1,543       5,223       4,713
 Corporate and Other................      557       645       2,027       1,739
                                     --------  --------  ----------  ----------
                                     $ 39,532  $ 41,270  $  117,276  $  123,075
                                     ========  ========  ==========  ==========
CAPITAL EXPENDITURES
 Newspaper Publishing............... $ 20,977  $ 13,698  $   53,923  $   40,604
 Professional Information...........    6,266    30,117      18,710      53,411
 Magazine Publishing................      384     4,181       1,307       8,908
 Corporate and Other................    1,564     1,590       8,740       3,361
                                     --------  --------  ----------  ----------
                                     $ 29,191  $ 49,586  $   82,680  $  106,284
                                     ========  ========  ==========  ==========

                           THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  No material legal proceedings are pending.

ITEM 5. OTHER EVENTS

  On October 23, 1997, SBC Warburg Dillon Read Inc. notified the Company that SBC Warburg Inc., a holder of the Company's LYONs, had been merged into Dillon Read & Co. Inc. on September 2, 1997, and that it beneficially owns $22,350,000 principal amount at maturity of the LYONs (rather than $19,350,000 as SBC Warburg Inc. had previously disclosed to the Company) which it may from time to time offer and sell pursuant to the Company's Registration Statement No. 333-30773 under the Securities Act of 1933, as amended, relating to the LYONs and the Prospectus dated August 22, 1997, included therein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    11. Computation of Earnings Per Share.

    12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

    27. Financial Data Schedule.

  (b) During the third quarter of 1997, the Company filed a report on Form 8-K on August 11, 1997, announcing that the Company had entered into a transaction with the Chandler Trusts, the Company's largest stockholder, consisting of (i) the formation of a new limited liability company among the Company and the Chandler Trusts and (ii) the merger of a holding company owned by one of the Chandler Trusts and affiliated minority investors with and into a subsidiary of the Company. The Company reported that the transaction resulted in a net effective reduction in the number of shares of Series A Common Stock outstanding by approximately six million shares. Copies of related documents were included in the filing.

  The Company filed a report on Form 8-K dated September 3, 1997 reporting that Citibank, N.A., the Trustee under the Indenture dated as of March 19, 1996 between Citibank, N.A. and the Company, had executed a Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939. A copy of the Form T-1 was included in the filing.

  The Company filed a report on Form 8-K dated September 9, 1997 which announced that the Company had entered into an Underwriting Agreement on September 4, 1997 with Goldman, Sachs & Co., Citicorp Securities, Inc., Merrill Lynch & Co. and Morgan Stanley & Co. Incorporated relating to the issuance and sale of the Company's 6.61% Debentures due September 15, 2027 (the "Debentures"). The Company also announced the completion of the issuance and sale of the Debentures on September 9, 1997, and the issuance of the Debentures pursuant to an Indenture dated as of March 19, 1996 between the Company and Citibank, N.A., as trustee. Copies of related documents were included in the filing.

  The Company also filed a report on Form 8-K dated September 10, 1997 listing additional holders of the Company's zero coupon subordinated Liquid Yield Option(TM) Notes ("LYONs") due 2017, which such owners may from time to time offer and sell pursuant to the Company's Registration Statement (No. 333-30773) under the Securities Act of 1933, as amended.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Times Mirror Company

                                          By:       /s/ Thomas Unterman
                                            -----------------------------------
                                                      Thomas Unterman
                                                 Senior Vice President and
                                                  Chief Financial Officer
Date: November 12, 1997