Form 10-K
period 1997-12-31
TIMES MIRROR CO /NEW/
filed 1998-03-27
CIK 925260

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 1997           COMMISSION FILE NUMBER 1-13492
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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                       -----------------------------------------
Series A Common Stock                        New York Stock Exchange and Pacific Stock Exchange
Premium Equity Participating Securities      New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Series C Common Stock
                                (Title of Class)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 9, 1998 was approximately $3.5 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

     Number of shares of Series A Common Stock outstanding at March 9, 1998:
63,128,823, excluding 1,249,619 common shares held as treasury shares, 18,237,864 common shares held by a subsidiary of the Registrant, and 4,001,067 common shares held by TMCT, LLC, representing 80% of the common shares held by TMCT, LLC.

     Number of shares of Series C Common Stock outstanding at March 9, 1998:
25,472,038

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be filed by the Company within 120 days after the end of the Company's fiscal year.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Times Mirror Company ("Times Mirror" or the "Company") is engaged principally in the newspaper publishing, professional information and magazine publishing businesses. The Company publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Through its subsidiaries, the Company also provides professional information to the legal, aviation, health science and consumer health markets, publishes books, journals and magazines and also provides training information and services.

     During 1997, Times Mirror engaged in several strategic transactions including the sale of Harry N. Abrams, Incorporated, a publisher of art books, CRC Press, Inc., a publisher of scientific and technical information, and National Journal, Inc., a publisher of information about politics and government. The Company also combined the operations of Matthew Bender & Company, Incorporated, a publisher of legal information, with those of Mosby, Inc., a publisher of health science and consumer health information, and announced that the Company had commenced a comprehensive review of the strategic position of and alternatives for these businesses. In addition, in August 1997, the Company and its largest stockholders, the Chandler Trusts, completed a transaction that resulted in a net effective reduction in the number of shares of Series A Common Stock by approximately 6 million shares and in the number of shares of Series A Preferred Stock by approximately 735,000 shares. In connection with that transaction, the Company also issued two new series of preferred stock, entered into a property financing arrangement and issued $250 million of 6.61% debentures. During 1997, the Company also redeemed all of its outstanding Series B Preferred Stock.

     Prior to February 1, 1995, the Company also engaged in the ownership and operation of cable television systems, which business was divested by the merger of the Company's corporate predecessor ("Old Times Mirror") with and into Cox Communications, Inc. ("Cox"), resulting in the acquisition of Old Times Mirror's cable business by Cox (the "Cox Merger"). The Company was incorporated in the State of Delaware in June 1994 for the purpose of owning and operating Times Mirror's publishing and information businesses after the Cox Merger was completed on February 1, 1995. Old Times Mirror was incorporated in 1884 in the State of California and was reincorporated in the State of Delaware in 1986. All references to "Times Mirror" shall include the Company and the Company's subsidiaries, collectively, unless the context suggests otherwise. See Selected Financial Data -- Five-Year Summary of Business Segment Information and the Consolidated Financial Statements and notes thereto for financial information about industry segments.

NEWSPAPER PUBLISHING SEGMENT

     Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several other daily and weekly newspapers. Each daily newspaper operates substantially independently in order to meet most effectively the needs of the area it serves. Editorial policies and business practices are established by local management. The Company is moving toward centralizing the back-office operations of its eastern newspapers and certain of its other business units. Each daily newspaper is a member of Associated Press. The Los Angeles Times and Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror.

  LOS ANGELES TIMES

     The Los Angeles Times has been published continuously since 1881. It is published every morning, and in 1997 ranked as the second largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. In 1997, its annual average unaudited circulation was 1,069,967 for Monday through Friday, 1,003,785 for Saturday and 1,373,388 for Sunday, compared with 1,047,370, 985,600 and 1,368,915, respectively, in 1996. Approximately 76%, 80% and 77% of the Monday through Friday, Saturday and Sunday circulation, respectively, was home-delivered in 1997, compared with 78%, 82% and 77% of the circulation, respectively, in 1996.

     In 1997, the Los Angeles Times recorded full-run billed advertising volume of 3,138,624 standard advertising unit inches (hereafter "inches"), part-run volume of 3,918,910 inches, and preprinted inserts of 1,098.5 million pieces, compared with 3,024,027 inches, 3,959,024 inches and 1,128.9 million pieces, respectively, in 1996. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,048.6 million pieces in 1997, compared with 923.0 million pieces in 1996.

     Net revenues for the Los Angeles Times were $1,077,856,000 in 1997, $1,044,543,000 in 1996, and $1,029,277,000 in 1995, representing 32.5%, 30.7%
and 29.8% of the Company's consolidated revenues for such years.

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

     In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also syndicates material to other newspapers throughout the world. The Los Angeles Times and La Opinion, the largest Spanish-language daily newspaper in Southern California of which the Company owns a 50% equity interest, publish a Spanish-language weekly paper, Para Ti, targeted at Latino households in Southern California. Times Mirror also owns California Community News Corporation, which publishes daily newspapers including the Newport Beach/Costa Mesa Daily Pilot and the Huntington Beach/Fountain Valley Independent, which are distributed in Orange County, and the Glendale News-Press, which is distributed in Los Angeles County, and the Foothill Leader and the Burbank Leader, which are biweekly newspapers distributed in Los Angeles County.

     In its primary markets of Los Angeles and Orange counties, the Los Angeles Times competes with 12 local daily newspapers, with the largest having approximately 370,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are more than several hundred weekly, semiweekly and free distribution newspapers.

  NEWSDAY

     Newsday, which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the borough of Queens in New York City. In 1997, Newsday ranked as the sixth largest metropolitan daily newspaper in the country for Monday through Friday circulation, and as the thirteenth largest for Sunday circulation. In 1997, Newsday's annual average unaudited circulation was 563,994 for Monday through Friday, 485,126 for Saturday, and 655,269 for Sunday, compared with 557,145, 505,983 and 648,070, respectively, in 1996. Newsday also publishes Distinction, a bimonthly magazine designed to serve Long Island's upscale community, which is supported by advertising revenues and paid subscriptions. In the fourth quarter of 1997, Newsday acquired This Week Publications, Inc., a free distribution shopper with 72 editions. Newsday also won its sixteenth Pulitzer Prize in 1997.

     In 1997, Newsday recorded full-run billed advertising volume of 1,576,392 inches, part-run volume of 1,399,538 inches, and preprinted inserts of 671.3 million pieces, compared with 1,364,967 inches, 1,172,773 inches, and 675.0 million pieces, respectively, in 1996. In addition, Newsday, together with its alternate distribution company, derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,028.8 million pieces in 1997, compared with 986.0 million pieces in 1996.

     Newsday competes with three major metropolitan newspapers and daily regional editions of national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers in its distribution area.

  THE BALTIMORE SUN

     The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun publishes a morning newspaper seven days a week. In 1997, The Sun had an annual average unaudited circulation of 320,056 for Monday through Saturday, compared with 316,293 in 1996. Annual average unaudited circulation for Sunday was 477,595 in 1997 compared with 478,636 in 1996. In the third quarter of 1997, The Sun acquired Patuxent Publishing Company, a publisher of 13 community weeklies. It also won its thirteenth Pulitzer Prize in 1997.

     In 1997, The Baltimore Sun newspapers recorded full-run billed advertising volume of 1,684,631 inches, part-run volume of 416,292 inches, and preprinted inserts of 643.6 million pieces, compared with 1,656,736 inches, 371,903 inches and 576.1 million pieces, respectively, in 1996. In addition, The Baltimore Sun newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 104.3 million pieces in 1997, compared with 67.8 million pieces in 1996.

     The Baltimore Sun also publishes a variety of weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun competes with the Washington Post in Anne Arundel and Howard counties, with the Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in the distribution area.

  THE HARTFORD COURANT

     The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes eleven regional editions on a daily basis, which provide local news and advertising. In 1997, the annual average unaudited circulation was 213,782 for Monday through Saturday, and 301,878 for Sunday, compared with 210,876 and 303,502, respectively, in 1996.

     In 1997, The Hartford Courant recorded full-run billed advertising volume of 1,526,022 inches, part-run volume of 650,027 inches, and preprinted inserts of 420.3 million pieces, compared with 1,504,667 inches, 649,684 inches and
415.0 million pieces, respectively, in 1996. In addition, The Hartford Courant derived revenues from advertising supplements distributed to non-subscribers equivalent to 73.4 million pieces in 1997, compared with 63.7 million pieces in 1996.

     The Hartford Courant competes with a number of daily newspapers, especially in metropolitan areas on the periphery of its trade area, as well as daily regional editions of national newspapers. In addition, there are other weekly and local daily newspapers in the distribution area.

  THE MORNING CALL

     The Morning Call in Allentown, Pennsylvania, is published daily and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1997, annual average unaudited circulation was 126,807 for Monday through Friday, 141,936 for Saturday, and 177,138 for Sunday, compared with 128,927, 142,482 and 183,119, respectively, in 1996.

     In 1997, The Morning Call recorded full-run billed advertising volume of 1,385,293 inches, part-run volume of 245,350 inches, and preprinted inserts of
232.2 million pieces, compared with 1,347,395 inches, 251,185 inches and 223.1 million pieces, respectively, in 1996. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 19.8 million pieces in 1997, compared with 16.3 million pieces in 1996.

     The Morning Call competes with a few smaller daily and weekly newspapers, with its principal competitor being the Express Times in Easton, Pennsylvania.

  THE (STAMFORD) ADVOCATE AND GREENWICH TIME

     The (Stamford) Advocate and Greenwich Time are published every morning and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and Greenwich Time circulates in Greenwich, Connecticut. In 1997, The Advocate had an annual average unaudited circulation of 28,277 for Monday through Saturday, and 39,503 for Sunday, compared with 27,854 and 39,465, respectively, in 1996. In 1997, Greenwich Time had an annual average unaudited circulation of 12,643 for Monday through Saturday, and 13,982 for Sunday, compared with 12,584 and 14,021, respectively, in 1996.

     In 1997, The Advocate recorded full-run billed advertising volume of 792,599 inches, and preprinted inserts of 39.2 million pieces, compared with 783,368 inches and 37.4 million pieces, respectively, in 1996. In 1997, Greenwich Time recorded full-run billed advertising volume of 791,201 inches and preprinted inserts of 13.4 million pieces, compared with 758,567 inches and 12.8 million pieces, respectively, in 1996. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 20.0 million pieces in 1997, compared with 17.8 million pieces in 1996.

     Both The Advocate and Greenwich Time compete with a number of larger daily newspapers which serve the New York City metropolitan area.

  APARTMENT SEARCH, INC.

     Apartment Search, Inc., the Company's apartment locator service, provides renters with consultations, recommendations and assistance in locating apartments and provides apartment owners with another means to market their properties. Apartment Search serves Baltimore, Detroit, Kansas City, Minneapolis/St. Paul and Washington, D.C. and, beginning in 1997, Atlanta and Southern California. Apartment Search operates through thirty-three owned retail offices, nine franchise retail offices and three telephone call centers.

  ELECTRONIC PUBLISHING

     Times Mirror offers, through its operating companies, over twenty-five websites. The Los Angeles Times operates the website LATimes.com, a leading online news and advertising service. Newsday (newsday.com), The Hartford Courant (courant.com), The Baltimore Sun (sunspot.net) and The Morning Call (mcall.com) each maintain websites that provide news and other information on a daily basis. In 1997, The Advocate and Greenwich Time launched an arts and entertainment web site, goodtogo.com. During 1997, the Los Angeles Times continued to build CareerPath.com, a national employment online service with an extensive listing of jobs on the Internet. CareerPath.com, founded by the Los Angeles Times and five other leading newspapers, now has over 60 affiliate newspapers, including The Baltimore Sun and The Hartford Courant. CareerPath.com relaunched its website in November 1997 with a new design and new services. The Los Angeles Times also offers regional news, information and advertising to viewers on The PointCast Network(TM).

     Times Mirror also operates Hollywood Online Inc. (hollywood.com), a leading online provider of award-winning movie-related information for consumers about the latest in movies, television and music. During 1997, Times Mirror continued to invest in ListingLink, LLC, an operator of interactive real estate listing databases on the Internet and a publisher of weekly real estate listings. In 1998, Times Mirror acquired the remaining interests in ListingLink, LLC. The ListingLink website continued to experience increased traffic and to add subscribing agents throughout 1997. During 1997, Times Mirror acquired Auction Universe (auctionuniverse.com), a software company with technology that allows real-time Internet auctions. Times Mirror also invested in CitySearch (citysearch.com), a provider of local city guides, entertainment listings and business directories.

     In 1997, the Company co-founded with the Washington Post and the Tribune Company, Classified Ventures, a company which seeks to use the Internet to expand the founding companies' position as leading suppliers of classified advertising.

  OTHER COMPETITION

     Besides competing vigorously with similar media in their respective markets, the Company's newspapers compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television, cable television, magazines and direct mail.

  RAW MATERIALS

     The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. The newsprint requirements for all Times Mirror newspapers are obtained from United States and Canadian sources unaffiliated with Times Mirror. The average price of newsprint for 1997 declined by approximately 15% from 1996, which in turn reduced Times Mirror's 1997 newsprint costs.

  SEASONALITY

     Quarterly revenues of the Company's Newspaper Publishing Segment vary slightly due to industry seasonality, with first and third quarters' results generally being minimally lower than those of the second and fourth quarters. In 1997, the quarterly revenues expressed as a percentage of total annual revenues for the Company's Newspaper Publishing Segment were 23.4% for the first quarter, 25.0% for the second quarter, 24.2% for the third quarter and 27.4% for the fourth quarter.

PROFESSIONAL INFORMATION SEGMENT

     Times Mirror produces a variety of books and other information products in the areas of legal information, aeronautical charts and flight information, health information products and services, professional training, and, prior to January 1997, technical and scientific publishing. During 1997, Times Mirror combined the operations of Matthew Bender & Company, Incorporated with those of Mosby, Inc. in an effort to consolidate and streamline processes and to reduce costs. Although the companies have continued to operate under their individual brand names, the combined operations are collectively referred to as Mosby Matthew Bender. Times Mirror also announced that it had commenced a comprehensive review of the strategic position and alternatives for the combined company, including a sale to a third party, a spinoff to shareholders and a swap for other strategic assets. Revenues of the combined company represented approximately 15% and 13% of the consolidated revenues of the Company for the years ended December 31, 1997 and 1996, respectively.

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

     The primary raw material used by the book publishing businesses is paper. In 1997, paper prices for the book publishing industry declined slightly from 1996 levels. On an annual basis, the Company enters into various centralized, volume-purchasing agreements with a number of unaffiliated primary paper suppliers to obtain beneficial volume discounts for the book publishing operations of Times Mirror.

  LEGAL INFORMATION PRODUCTS AND SERVICES

     Matthew Bender offers an array of legal products and services, including treatises in the areas of bankruptcy, intellectual property, federal practice and immigration law, as well as law school textbooks. Matthew Bender offers its core products in print as well as on CD-ROM and is developing electronic practice tools for lawyers. Matthew Bender provides its publications to approximately 144,000 subscribers, including approximately 60,000 law firms, with a strong focus on large to mid-size law firms. Matthew Bender also operates Shepard's as a 50/50 joint venture with a division of Reed Elsevier, Inc. The Company's share of equity income from the Shepard's joint venture was $13,069,000 for the year ended December 31, 1997. During 1997, Matthew Bender acquired certain assets of Capsoft Development Corporation, a leading provider of on-line form software, acquired a bankruptcy form software product line, Forms of Law, and invested in VersusLaw, Inc., a provider of case law over the Internet.

     Matthew Bender competes with various legal information providers, including LEXIS(R)/NEXIS(R), Thomson Legal Publishing and its affiliate West Publishing Group, The Bureau of National Affairs, Inc., Commerce Clearing House, Inc. (owned by Wolters Kluwer) and several other smaller legal information publishers. Over the last several years, there has been significant consolidation of the legal publishing industry. As this consolidation is likely to continue, the Company anticipates that competitive pressures will increase. For this and other reasons, Times Mirror commenced a comprehensive review of the strategic position and alternatives for Mosby Matthew Bender.

  HEALTH INFORMATION SERVICES

     Mosby publishes medical, dental, nursing and allied health books and journals. In addition, Mosby provides consumer health and wellness information, online health information for professionals and medical cost-containment information. In connection with its electronic publishing efforts, Mosby has published a multimedia catalogue of more than 250 products including "Mosby's Medical Encyclopedia for the Health Consumer," "Physician's GenRx" and "The Interactive Skeleton." MD Consult(TM), a joint venture that provides Internet-based medical online service for physicians, commenced operations in 1997 using Mosby's content as well as content from other health information publishers. In the third quarter of 1997, Mosby acquired Krames Communications Incorporated, a publisher of consumer-oriented health education information. In December 1997, Mosby launched a new website, mosby.com, which allows users to order Mosby products over the Internet.

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

  FLIGHT INFORMATION SERVICES

     Through Jeppesen Sanderson, Inc. and its European sister company, Jeppesen & Co. GmbH, Times Mirror publishes aeronautical charts, flight information, pilot training materials and navigational aids worldwide. Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, also provides computerized online flight plans, weather information and other flight services. Jeppesen Sanderson offers a service called OnSight, a sophisticated operations control workstation combining its aviation, flight planning and weather display information. Jeppesen also delivers electronic aircraft maintenance information to airline carriers. The Jeppesen companies serve all U.S. domestic airlines and the majority of airlines worldwide. During 1997, Jeppesen introduced new low altitude coverage in the U.S., entered into the marine navigation market and expanded and enhanced many of its other services and products.

     The Jeppesen companies compete with various airline consortiums and governmental entities, as well as numerous vendors of training, maintenance, weather and flight planning information.

  ACHIEVEGLOBAL

     Times Mirror provides sales, customer service and management training programs for professionals in business and industry throughout the world through AchieveGlobal, formerly known as Times Mirror Training. During 1997, AchieveGlobal continued to consolidate the three separate companies that formerly comprised Times Mirror Training: Zenger Miller, Learning International and Kaset International, and changed its name to AchieveGlobal. AchieveGlobal also acquired Customer First, a customer service training organization focusing on the hospitality industry, and continued to introduce new services and products.

During 1997, AchieveGlobal also began to franchise its existing operations located outside North America and expects to continue to franchise such operations during 1998.

     Generally, quarterly revenues for AchieveGlobal vary only slightly; fourth quarter revenues may tend to be stronger when customers finish the year by spending the balance of their budgets on more discretionary items such as training.

     AchieveGlobal competes with many organizations worldwide, including such enterprises as Development Dimensions International, Forum Corporation, Wilson Learning Corporation and a myriad of smaller local and national businesses.

MAGAZINE PUBLISHING SEGMENT

     Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc. The approximate six-month average paid circulation figures per issue for the magazines for 1997 were 1,550,000 for Popular Science (a consumer-oriented magazine about science and related issues); 1,750,000 for Field & Stream (a magazine about fishing and outdoor recreation); 1,350,000 for Outdoor Life (a magazine about hunting and outdoor recreation that is published 10 times a year); 925,000 for Today's Homeowner (a magazine for homeowners about all aspects of maintaining and improving a home that is published 10 times a year); 1,370,000 for Golf Magazine (a magazine for golf enthusiasts); 400,000 for Ski Magazine (a magazine about skiing targeted at families that is published 8 times a year); 400,000 for Skiing (a magazine about skiing targeted at younger skiers that is published 7 times a year); 100,000 for TransWorld SNOWboarding (a magazine about snowboarding targeted at the 15 to 18 year old market that is published 8 times a year); 100,000 for TransWorld SKATEboarding (a magazine about skateboarding targeted at the 15 to 18 year old market); 20,000 for Warp (a magazine about skateboarding, snowboarding and music targeted at the 15 to 18 year old market that is published 6 times a year); 133,000 for Yachting (a magazine about yachting and boating); 146,000 for Salt Water Sportsman (a magazine about salt-water fishing); and 75,000 for Snowboard Life (a magazine about snowboarding targeted at the 19 to 25 year old market that is published 4 times a year). Each of these magazines is published monthly unless otherwise noted.

     In addition, Times Mirror Magazines publishes The Sporting News, a national sports weekly which was relaunched in December 1997 with a new format and more extensive research and coverage. The approximate six-month average paid circulation figure per issue for The Sporting News in 1997 was 522,000. Times Mirror Magazines also publishes Skiing Trade News and TransWorld SNOWboarding Business, controlled-circulation business magazines, and other related publications. These magazines are primarily intended for specialized markets. In 1997, Times Mirror Magazines introduced Verge, a quarterly men's magazine, and Freeze, the first skier publication targeted at the 12 to 24 year old market. Times Mirror Magazines recently acquired Ride BMX, SNAP and BMX Business News, bike magazines targeted at the young male market.

     The primary raw material used by Times Mirror Magazines is coated paper. For 1997, the prices for the grades of papers used by its magazines increased moderately. In 1997, Times Mirror Magazines centrally purchased coated paper for all of its magazines to obtain more favorable terms and reduced inventory levels due to the improved availability of coated paper.

     Times Mirror Magazines competes nationally with numerous special interest and trade magazines. While Times Mirror Magazines not only competes with similar national media, it must also compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television and direct mail.

INTELLECTUAL PROPERTY

     In recognition of the fact that intellectual property (e.g. trademarks, copyrights, licenses and the like) is fast becoming one of its most important assets, over the past several years the Company has continued to add internal resources to intensify its effort to protect its intellectual property and capitalize on these rights. Beginning in 1996, the Company hired additional personnel who launched an intensive program to identify and catalogue its intellectual property using new intellectual property management software. The Company expects that this undertaking, which will continue indefinitely, will support its ongoing efforts to grow its businesses internally, especially in the realm of electronic and online publishing activities.

EMPLOYEES

     At December 31, 1997, Times Mirror's businesses had 21,567 employees, 15,906 of whom were full-time employees. Approximately 4,073 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risks and uncertainties. There can be no assurances that these future results will be achieved. Potential risks and uncertainties which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in expenses related to new initiatives and product improvement efforts in the flight information and health information operating units; (e) unfavorable foreign currency fluctuations; and (f) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

ITEM 2. PROPERTIES.

     The general character, location, terms of occupancy and approximate size of Times Mirror's principal plants and other materially important physical properties at December 31, 1997 are listed below.

                                                          APPROXIMATE AREA IN
                                                              SQUARE FEET
                                                        ------------------------
            GENERAL CHARACTER OF PROPERTY               OWNED(1)    LEASED(2)(3)
            -----------------------------               ---------   ------------
NEWSPAPER PUBLISHING
  Printing plants, business and editorial offices,
     garages and warehouse space located in:
     Los Angeles, California..........................  1,356,000      991,000
     Hartford, Connecticut............................    282,000      286,000
     Baltimore, Maryland..............................     39,000      887,000
     Melville, New York...............................                 716,000
     Other locations..................................  1,203,000    1,902,000
PROFESSIONAL INFORMATION
  Business and editorial offices and warehouses in
     California, Colorado, Missouri, New York and
     other locations..................................    791,000    1,066,000
MAGAZINE PUBLISHING
  Business and editorial offices in Connecticut, New
     York, Missouri and other locations...............                 165,000
CORPORATE
  Corporate offices and garages located in California
     and New York.....................................    100,000      177,000

---------------
(1) Excludes 648,000 square feet of undeveloped land, primarily in Connecticut; 373,000 square feet of office/plant space in Colorado available for sale or lease; and 108,000 square feet of office space in Los Angeles, New York and Colorado leased to unrelated third parties.

(2) Excludes 526,000 square feet of space sublet to unrelated third parties and 185,000 square feet of vacant space which is available for subleasing.

(3) The Company's material lease agreements expire at various dates through 2011. In August 1997, the Company completed a transaction with its largest stockholders, the Chandler Trusts, pursuant to which, among other things, the Company contributed eight real properties with an aggregate market value of $225,850,000, constituting 3,030,000 square feet, to a limited liability company formed by the Company and the Chandler Trusts. The Company is leasing such properties from the limited liability company under a lease with an initial term of 12 years.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE AND KEY OFFICERS OF THE REGISTRANT

     The executive and key officers of the Company as of March 12, 1998 are listed below. Executive and key officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by the Company and its predecessor company, Old Times Mirror, for five years or more.

                                                                              OFFICER
        NAME          AGE       POSITIONS AND OFFICES WITH TIMES MIRROR      SINCE(1)
        ----          ---       ---------------------------------------      ---------
Mark H. Willes......  56    Chairman of the Board, President and Chief         1995(2)
                            Executive Officer, and Publisher, Los Angeles
                            Times
Horst A. Bergmann...  59    Executive Vice President, and Chairman,            1996(3)
                            President and Chief Executive Officer, Jeppesen
                            Sanderson and AchieveGlobal
Kathryn M.            44    Executive Vice President, and President and        1996(4)
  Downing...........        Chief Executive Officer, Mosby Matthew Bender
Mary E. Junck.......  50    Executive Vice President, and President,           1996(5)
                            Eastern Newspapers
Thomas Unterman.....  53    Executive Vice President and Chief Financial       1992(6)
                            Officer
Donald F. Wright....  63    Executive Vice President, and President and        1988
                            Chief Executive Officer, Los Angeles Times
Raymond A. Jansen...  58    Senior Vice President, and Publisher, President    1996(7)
                            and Chief Executive Officer, Newsday
James R. Simpson....  57    Senior Vice President, Human Resources             1983
Efrem Zimbalist       50    Senior Vice President, and President and Chief     1993(8)
  III...............        Executive Officer, Times Mirror Magazines
Robert N. Brisco....  35    Vice President, and Senior Vice President,         1998(9)
                            Advertising and Marketing, New Business
                            Development, Los Angeles Times
Jeffrey S. Klein....  44    Vice President, and Senior Vice President and      1998(10)
                            General Manager, News, Los Angeles Times
Michael Parks.......  54    Vice President, and Editor and Senior Vice         1998(11)
                            President, Los Angeles Times
Marty Petty.........  45    Vice President, and Publisher and Chief            1998(12)
                            Executive Officer, The Hartford Courant
Michael E. Waller...  56    Vice President, and Publisher and Chief            1996(13)
                            Executive Officer, The Baltimore Sun
Edward L. Blood.....  52    Vice President, Strategic Planning                 1997(14)
Debra A. Gastler....  45    Vice President, Taxes                              1994(15)
Bonnie Guiton         56    Vice President, and President and Chief            1997(16)
  Hill..............        Executive Officer, The Times Mirror Foundation
Stephen C. Meier....  47    Vice President, Public and Government Affairs,     1989
                            and Corporate Secretary
Roger H. Molvar.....  42    Vice President and Controller                      1996(17)
William A. Niese....  61    Vice President and General Counsel, and Senior     1990(18)
                            Vice President and General Counsel, Los Angeles
                            Times
Steven J. Schoch....  39    Vice President and Treasurer, and President and    1995(19)
                            Chief Executive Officer, Times Mirror Resource
                            Management Company

---------------

 (1) The date indicated relates to the year in which such person first became an officer of Old Times Mirror unless the context suggests otherwise. All of the executive officers of the Company, other than Mark H. Willes, Horst A. Bergmann, Kathryn M. Downing, Mary E. Junck, Thomas Unterman, Raymond A. Jansen, Robert N. Brisco, Jeffrey S. Klein, Michael Parks, Marty Petty, Michael E. Waller, Edward L. Blood, Bonnie Guiton Hill, Roger H. Molvar, William A. Niese and Steven J. Schoch, were elected executive officers of the Company effective January 30, 1995 and had served as executive officers of Old Times Mirror prior to that time. Mr. Unterman was elected an executive officer of the Company effective June 3, 1994 and had served as an executive officer of Old Times Mirror prior to that time.

 (2) Mark H. Willes was elected as President and Chief Executive Officer of the Company effective June 1, 1995 and Chairman of the Board effective January 1, 1996. In September 1997, he became Publisher of the Los Angeles Times. Prior to joining the Company, Mr. Willes was an executive of General Mills, Inc. from 1980 to 1995, serving as Vice Chairman upon his departure.

 (3) Horst A. Bergmann was elected as an executive officer of the Company effective May 9, 1996. After joining Jeppesen Sanderson in 1963, he was named Flight Information Services Director in 1974 and Managing Director, Jeppesen & Co. GmbH in 1977. In 1987, he was appointed Chairman, President and Chief Executive Officer of Jeppesen Sanderson, and was also named Chief Executive Officer of Times Mirror Training, Inc., now known as AchieveGlobal, in 1996.

 (4) Kathryn M. Downing was elected as an executive officer of the Company effective May 9, 1996. She was named President and Chief Executive Officer of Matthew Bender in 1995. Prior to that time, Ms. Downing was President and Chief Executive Officer of Lawyers Cooperative Publishing, a division of Thomson Legal Publishing, beginning in 1993. From 1990 to 1993, she was President and Chief Operating Officer of Electronic Publishing, a division of Thomson Professional Publishing.

 (5) Mary E. Junck was elected as an officer of the Company effective May 9, 1996. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993. Prior to that time, she joined the St. Paul Pioneer Press in 1985 and was named Publisher and President of the newspaper in 1990.

 (6) Thomas Unterman was elected as an executive officer of Old Times Mirror effective October 1, 1992. Prior to that time, he had been a partner at the law firm of Morrison & Foerster since 1986.

 (7) Raymond A. Jansen was elected as an officer of the Company effective May 9, 1996. He was named Publisher, President and Chief Executive Officer of Newsday in November 1994. Prior to that time, he was Publisher and Chief Executive Officer of The Hartford Courant since 1990.

 (8) Efrem Zimbalist III was elected as an executive officer of Old Times Mirror effective March 4, 1993. Mr. Zimbalist was Chairman and Chief Executive Officer of Correia Art Glass, Inc. from 1978 until he joined Old Times Mirror in July 1992.

 (9) Robert N. Brisco was elected as an officer of the Company in March 1998. He was named Senior Vice President, Advertising and Marketing, Los Angeles Times, in 1997. He previously served as Senior Vice President, Marketing and New Business Development, Los Angeles Times, beginning in 1996. He joined the Los Angeles Times in 1993 as Director of Business Planning and Advertising Operations and was promoted to Director of Advertising, Marketing and Strategic Planning in 1994 and to Vice President, Advertising, Marketing and Strategic Planning in 1995.

(10) Jeffrey S. Klein was elected as an officer of the Company in March 1998. He was named Senior Vice President and General Manager, News of the Los Angeles Times in 1997, having served as Senior Vice President, Consumer Marketing of the Los Angeles Times since 1996. From 1991 to 1996, he was Vice President of the Los Angeles Times and President of the San Fernando Valley and Ventura County editions of the Los Angeles Times.

(11) Michael Parks was elected as an officer of the Company in February 1998. He was named editor of the Los Angeles Times in October 1997. Prior to that time, he had been managing editor since 1996 after serving as deputy foreign editor and as a correspondent for the Los Angeles Times.

(12) Marty Petty was elected as an officer of the Company in February 1998. She was named Chief Executive Officer and Publisher, The Hartford Courant, in September 1997. She had previously served as Senior Vice President and General Manager of that paper since 1994. From 1992 to 1994, she was Vice President, Sales and Marketing of The Hartford Courant.

(13) Michael E. Waller was elected as an officer of the Company effective May 9, 1996. Mr. Waller was named Publisher and Chief Executive Officer of The Hartford Courant in 1994. He joined The Hartford Courant in 1986 as Executive Editor and Vice President, and was named Editor in 1990.

(14) Edward L. Blood was elected as an officer of the Company in July 1997. Prior to that time, he was Senior Vice President, Investor Relations and Strategic Planning at Darden Restaurants since 1995. Prior to that time he had been Vice President, Strategic Planning and Analysis at General Mills.

(15) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 3, 1994. Prior to that time, she had been Vice President, Taxes of Pacific Enterprises since 1990 and Director of Taxes of Pacific Enterprises since 1987.

(16) Bonnie Guiton Hill was elected as an officer of the Company effective January 31, 1997. From 1992 to 1996, she served as dean and professor of commerce at the McIntyre School of Commerce at the University of Virginia.

(17) Roger H. Molvar was elected as an executive officer of the Company effective May 9, 1996. Prior to that time, he served as Senior Vice President and Comptroller of First Interstate Bank of California since 1989.

(18) William A. Niese was elected as an executive officer of the Company in July 1997. He has also been Senior Vice President and General Counsel of the Los Angeles Times since 1990.

(19) Steven J. Schoch was elected as an executive officer of the Company effective December 11, 1995. Prior to that time, he had been Vice President, Treasurer at EuroDisney S.C.A. from 1994 to 1995 and Vice President, Assistant Treasurer of The Walt Disney Company from 1992 to 1994. Prior to that time, he was Director of Corporate Finance of The Walt Disney Company from 1991 to 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Series A Common Stock is traded principally on the New York Stock Exchange, Inc. ("NYSE") and is also listed on the Pacific Stock Exchange. Times Mirror Series C Common Stock is not traded in an established public trading market but is convertible into Times Mirror Series A Common Stock. At March 9, 1998, there were approximately 2,585 record holders of the Company's Series A Common Stock and 1,307 record holders of Series C Common Stock. The price ranges for the Company's Series A Common Stock and the quarterly cash dividends declared and paid on all Company Common Stock in 1997 and 1996 are listed below.

                                           STOCK PRICE         CASH DIVIDEND
                                          -------------      ------------------
                                          HIGH      LOW      DECLARED      PAID
                                          ----      ---      --------      ----
1997
  First Quarter.........................  $59 3/8   $46 1/8    $.10        $.10
  Second Quarter........................   58 7/8    52 7/8     .15         .15
  Third Quarter.........................   58 13/16  49 1/16    .15         .15
  Fourth Quarter........................   61 3/4    52 1/8     .15         .15
1996
  First Quarter.........................  $40 1/8   $30 5/8    $.10        $.06
  Second Quarter........................   46        36 3/4     .10         .10
  Third Quarter.........................   45 1/4    39 1/2      --(1)      .10
  Fourth Quarter........................   56        43 1/2     .10         .10

---------------

(1) During 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to change to the new procedure.

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

           SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

(IN THOUSANDS OF DOLLARS EXCEPT PER COMMON
    SHARE, FINANCIAL RATIOS AND OTHER)         1997           1996           1995           1994           1993
------------------------------------------  -----------   ------------   ------------   ------------   ------------
OPERATING RESULTS
  Revenues..............................     $3,318,528     $3,400,984     $3,448,287     $3,355,761     $3,243,749
  Restructuring, impairment and one-time
    charges.............................                        50,924        634,077                        80,164
  Operating profit (loss)...............        460,774        312,455       (455,379)       302,508        189,042
  Net interest expense..................         50,771         20,904          2,230         66,805         81,366
  Income (loss) from continuing operations
    before income taxes.................        417,307        403,989       (455,013)       257,899        109,785
  Income (loss) from continuing
    operations..........................        250,312        206,444       (338,983)       132,223         51,669
  Net income(1).........................        250,312        206,444      1,226,751        173,117        317,159
PER COMMON SHARE
  Basic earnings (loss) from continuing
    operations(2).......................          $2.35          $1.59         $(3.74)         $1.03          $ .40
  Basic earnings(2).....................           2.35           1.59          10.02           1.35           2.47
  Diluted earnings (loss) from continuing
    operations(2)(3)....................           2.29           1.53          (3.74)          1.03            .40
  Diluted earnings(2)...................           2.29           1.53          10.02           1.34           2.46
  Dividends declared(4).................            .55            .30            .24           1.08           1.08
  Dividends paid........................            .55            .36            .45           1.08           1.08
FINANCIAL DATA
  Current assets(5).....................      $ 763,944      $ 870,472     $1,248,037      $ 851,594     $1,178,880
  Property, plant and equipment, net....        997,430      1,177,077      1,174,831      1,311,130      1,308,628
  Total assets..........................      3,415,593      3,529,862      3,817,159      4,287,208      4,521,047
  Long-term debt........................        925,404        459,007        247,934        246,462        795,454
  Shareholders' equity..................        875,999      1,498,810      1,806,236      1,957,043      1,899,275
  Additions to property, plant and
    equipment(6)........................        129,917        146,919        128,612        128,167        102,093
  Operating profit margin(7)............           13.9%          10.7%           7.8%           9.0%           8.3%
  Total debt as a % of adjusted
    capitalization......................           54.9%          23.5%          12.1%          31.3%          37.3%
  Shareholders' equity per common
    share(8)............................          $5.90          $9.54         $11.64         $15.06         $14.76
OTHER
  Adjusted price range of common
    stock(9)............................     $61 3/4 to         $56 to     $35 1/4 to   $26 11/16 to   $24 11/16 to
                                                 46 1/8         30 5/8         17 1/4        18 5/16       17 13/16
  Number of employees at end of year....         21,567         20,803         21,877         26,902         26,936
  Weighted average shares:
    Basic(2)............................     92,571,618    102,113,298    113,797,192    128,611,404    128,587,823
    Diluted(2)..........................     98,121,655    113,161,771    113,797,192    128,810,745    128,766,347
  Common shares outstanding at end of
    year(10)............................     87,903,444     96,729,785    105,698,043    128,617,570    128,609,051

---------------

This summary should be read in conjunction with the consolidated financial statements and notes thereto.

 (1) Includes the following after-tax gains (charges) related to discontinued operations (in thousands):

                                                            1995         1993
                                                         ----------    --------
Discontinuation costs..................................  $  (49,627)
Gain on disposal.......................................   1,634,294    $131,702
                                                         ----------    --------
                                                         $1,584,667    $131,702
                                                         ==========    ========

 (2) Prior year amounts have been restated to adopt the new Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

 (3) Includes the $.38 per share impact of the cash paid in excess of liquidation value on Series B preferred stock repurchases in 1995.

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

 (7) Excludes restructuring charges as follows (in thousands): 1996 -- $50,924; 1995 -- $724,107; 1993 -- $80,164.

 (8) Based on the common shares outstanding as described in (10) below.

 (9) On February 1, 1995, Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices prior to February 1, 1995 have been adjusted to reflect these distributions.

(10) Excludes treasury shares of 24,151,014 at December 31, 1997 and 1,345,075 at December 31, 1994 and 1993.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

                                          1997         1996         1995         1994         1993
      (IN THOUSANDS OF DOLLARS)        ----------   ----------   ----------   ----------   ----------
REVENUES
  Newspaper Publishing...............  $2,196,115   $2,080,199   $2,057,596   $2,062,954   $1,980,717
  Professional Information(1)........     852,928    1,031,206    1,091,017    1,005,335      992,220
  Magazine Publishing................     248,712      234,192      242,864      236,183      221,327
  Corporate and Other................      20,944       55,714       57,928       51,961       49,849
  Intersegment Revenues..............        (171)        (327)      (1,118)        (672)        (364)
                                       ----------   ----------   ----------   ----------   ----------
                                       $3,318,528   $3,400,984   $3,448,287   $3,355,761   $3,243,749
                                       ==========   ==========   ==========   ==========   ==========
OPERATING PROFIT (LOSS)(2)
  Newspaper Publishing...............  $  381,027   $  304,666   $ (109,483)  $  194,772   $  107,346
  Professional Information(1)........     143,412       58,666     (131,429)     173,951      174,855
  Magazine Publishing................      18,309        8,753      (73,904)       3,884         (563)
  Corporate and Other................     (81,974)     (59,630)    (140,563)     (70,099)     (92,596)
                                       ----------   ----------   ----------   ----------   ----------
                                       $  460,774   $  312,455   $ (455,379)  $  302,508   $  189,042
                                       ==========   ==========   ==========   ==========   ==========
IDENTIFIABLE ASSETS
  Newspaper Publishing...............  $2,046,884   $1,859,506   $1,840,058   $1,987,752   $2,012,623
  Professional Information(1)........   1,012,845    1,045,104    1,151,830    1,018,357    1,030,586
  Magazine Publishing................     263,521      244,254      255,358      330,412      257,474
  Corporate and Other................      92,343      380,998      569,913      308,310      616,167
  Discontinued Operations............                                            642,377      604,197
                                       ----------   ----------   ----------   ----------   ----------
                                       $3,415,593   $3,529,862   $3,817,159   $4,287,208   $4,521,047
                                       ==========   ==========   ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing...............  $  109,795   $  105,961   $  110,299   $  114,115   $  113,877
  Professional Information(1)........      35,668       47,077       51,462       42,928       44,490
  Magazine Publishing................       7,040        6,050        8,112        8,140       10,146
  Corporate and Other................       2,880        2,575        2,824        2,305        2,465
                                       ----------   ----------   ----------   ----------   ----------
                                       $  155,383   $  161,663   $  172,697   $  167,488   $  170,978
                                       ==========   ==========   ==========   ==========   ==========
CAPITAL EXPENDITURES(3)
  Newspaper Publishing...............  $   82,634   $   64,726   $   63,014   $   79,397   $   66,429
  Professional Information(1)........      23,098       67,316       48,361       43,910       33,006
  Magazine Publishing................       2,243       10,849        1,060          789        1,464
  Corporate and Other................      21,942        4,028       16,177        4,071        1,194
                                       ----------   ----------   ----------   ----------   ----------
                                       $  129,917   $  146,919   $  128,612   $  128,167   $  102,093
                                       ==========   ==========   ==========   ==========   ==========

---------------

(1) As described in Note 4 to the consolidated financial statements, the Company sold its college publishing businesses in the fourth quarter of 1996.

(2) Includes restructuring-related charges as follows (in thousands):

                                                     1996         1995                      1993
                                                  ----------   ----------                ----------
    Newspaper Publishing........................               $  316,216                $   33,080
    Professional Information....................  $   50,924      267,413                    25,300
    Magazine Publishing.........................                   71,672
    Corporate and Other.........................                   68,806                    21,784
                                                  ----------   ----------                ----------
                                                  $   50,924   $  724,107                $   80,164
                                                  ==========   ==========                ==========

     The pre-tax charges of $724,107 in 1995 are comprised of restructuring, impairment and one-time charges of $634,077 and nonrecurring operating costs of $90,030. In addition, other pre-tax restructuring program charges in 1995 of $69,755 related to discontinued operations and $43,851 related to investment writedowns are described in Notes 4 and 5 to the financial statements.

(3) Excludes capital expenditures related to discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Times Mirror's operating performance continued to improve in 1997, with significant increases in the Company's operating profit, net income and earnings per share. Aided by a favorable newsprint pricing environment and stronger advertising in the newspaper markets, as well as cost savings and efficiencies achieved by the restructuring efforts of prior years, the Company's operating results reflected profit margin expansion in all three business segments. In addition, common share repurchases and a recapitalization transaction leading to lower average shares outstanding combined with reduced preferred dividends, contributed to earnings per share gains. For 1997, diluted earnings per share increased 50% to $2.29 from $1.53 per share in 1996.

     Consolidated revenues for 1997 declined 2% primarily due to the divestiture of the Company's college publishing operations in the fourth quarter of 1996 and the absence of full year revenues of Harry N. Abrams, an art book publisher, and National Journal, a trade publication, which were divested in mid-1997. These declines were partially offset by higher revenue in the Newspaper and Magazine Publishing segments which rose by more than 5% in 1997 compared to 1996.

Strategic Review of Legal and Medical Publishing Businesses

     In November 1997, the Company initiated a comprehensive review of the strategic position and alternatives of its investments in legal publisher, Matthew Bender & Company, Inc., and health sciences publisher, Mosby, Inc. The Company has retained an investment banking firm and is evaluating a variety of alternatives including a sale to a third party, a spin-off to shareholders and swaps for other strategic assets. The Company does not expect a definitive announcement before Spring 1998.

Recapitalization

     In August 1997, the Company completed a recapitalization transaction with its largest shareholders, the Chandler Trusts. The transaction resulted in a net effective reduction in the number of shares of Series A common stock by approximately 6.0 million and in the stated value of Series A preferred stock by $367.5 million, as well as the issuance of two new series of preferred stocks, Series C-1 and Series C-2. The changes in preferred stock resulted in a reduction of preferred dividend requirements by 34% to $21.7 million annually. In connection with the recapitalization transaction, the Company entered into a property financing arrangement, which added net debt of $57.8 million, and issued $250.0 million of 6.61% Debentures due September 15, 2027.

Newsprint and Other Costs

     Higher newsprint prices are expected for 1998 and these increases along with the Company's continuing investments in future growth and operating efficiencies will result in newspaper operating costs rising faster in 1998 than in 1997, particularly at the Los Angeles Times.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's financial results (dollars in millions, except per share amounts):

                                                        1997         1996         1995
                                                      --------     --------     --------
Revenues............................................  $3,318.5     $3,401.0     $3,448.3
Restructuring, impairment and one-time charges......                   50.9        634.1
Operating profit (loss).............................     460.8        312.5       (455.4)
Interest expense, net...............................     (50.8)       (20.9)        (2.2)
Equity income.......................................       6.9          4.4          1.5
Other, net..........................................        .4        108.1          1.1
Income (loss) from continuing operations............     250.3        206.4       (339.0)
Net loss from discontinued operations...............                               (55.8)
Net gain on disposal of discontinued operations.....                             1,634.3
Cumulative effect of changes in accounting
  principles........................................                               (12.7)
Net income..........................................     250.3        206.4      1,226.8
Preferred dividend requirements.....................      32.5         43.6         44.0
Cash paid in excess of liquidation value for Series
  B preferred stock repurchases.....................                                43.1
Earnings applicable to common shareholders..........  $  217.8     $  162.8     $1,139.7
Basic earnings (loss) per share from continuing
  operations........................................     $2.35        $1.59       $(3.74)
Basic earnings per share............................      2.35         1.59        10.02
Diluted earnings (loss) per share from continuing
  operations........................................      2.29         1.53        (3.74)
Diluted earnings per share..........................      2.29         1.53        10.02

1997 Compared with 1996

     Consolidated operating profit increased 47% in 1997 reflecting improvements in each of the Company's business segments. Excluding the 1996 restructuring charges, consolidated operating profit for 1997 increased by 27%.

     The Company's consolidated revenues in 1997 declined primarily due to the 1996 divestitures in the Professional Information segment. Excluding 1996 revenues of $222.1 million related to divested businesses, consolidated revenue would have increased 4% in 1997 primarily due to strong advertising revenue growth in the Newspaper Publishing segment.

     Net income in 1997 rose $43.9 million, or 21%, from 1996. The 1996 net income included a large net gain on the sale of the college publishing businesses and certain other professional information companies, which was partially offset by restructuring charges.

     Diluted earnings per share rose 50% in 1997 compared with 1996. Earnings per share in 1997 benefited from the higher earnings as well as a lower average number of common shares outstanding as a result of the Company's stock repurchase program.

     Net interest expense rose to $50.8 million in 1997, an increase of $29.9 million, primarily due to the issuance of commercial paper and long-term debt which generated proceeds of $537.6 million in 1997 as well as lower interest income compared to 1996.

1996 Compared with 1995

     For 1996, the Company reported operating profit of $312.5 million, compared to an operating loss of $455.4 million in the prior year. Excluding the impact of restructuring charges and other special items in both years, operating profit in 1996 increased to $363.4 million, up 35% from $268.7 million in 1995. The significant improvement in operating profit margin and overall performance was due largely to cost savings from the 1995 restructuring program as well as ongoing cost control efforts. Newspaper Publishing achieved higher operating profit in 1996, partially offset by reduced operating profit in Professional Information stemming from organizational and distribution system changes undertaken at Mosby.

     Times Mirror's consolidated revenues declined 1% to $3.40 billion in 1996, compared with $3.45 billion in the prior year, mainly due to the disposition of the Company's college publishing businesses and the reorganization of distribution channels in health sciences publishing. Newspaper Publishing's revenues rose modestly to a record high level of $2.08 billion for 1996, as improving economic trends in Southern California contributed to growth at The Times.

     Net income in 1996 of $206.4 million, or $1.53 per share, included an after-tax gain of $32.0 million on the sale of the college publishing businesses and certain other professional information companies, largely offset by after-tax restructuring charges of $30.3 million in that segment.

     Earnings applicable to common shareholders were reduced by preferred dividend requirements of $43.6 million in 1996 and by $44.0 million in 1995. In addition, earnings applicable to common shareholders in 1995 were further reduced by $43.1 million for cash paid in excess of liquidation value for the repurchases of Series B preferred stock.

     Net interest expense in 1996 rose to $20.9 million from $2.2 million in 1995, reflecting increased 1996 debt levels and reductions in interest earning investments.

Restructuring Charges

     The following summarizes restructuring charges and related costs included in each business segment (dollars in millions):

                                         1996                             1995
                                     -------------    --------------------------------------------
                                                      RESTRUCTURING,
                                                        IMPAIRMENT
                                                           AND            NON-           TOTAL
                                                         ONE-TIME       RECURRING    RESTRUCTURING
                                     RESTRUCTURING       CHARGES          COSTS         PROGRAM
                                     -------------    --------------    ---------    -------------
Newspaper Publishing...............                       $291.5          $24.7         $316.2
Professional Information...........      $50.9             222.8           44.6          267.4
Magazine Publishing................                         67.2            4.5           71.7
Corporate and Other................                         52.6           16.2           68.8
                                         -----            ------          -----         ------
                                         $50.9            $634.1          $90.0         $724.1
                                         =====            ======          =====         ======

     During 1996, the Company recorded pre-tax restructuring charges of $50.9 million, or $30.3 million after-tax. In addition, the Company recorded charges of $724.1 million, or $463.7 million after-tax, in 1995 for actions which included closure and discontinuation of certain operations and product lines, staff reductions, union renegotiations, consolidation of selected offices and asset writedowns. Additional pre-tax charges of $69.8 million related to discontinued operations and $43.9 million related to investment writedowns were part of the Company's 1995 restructuring program.

1995 Cable Merger and Related Transactions

     In the first quarter of 1995, the Company completed the disposal of its cable television operations and also completed related transactions, including the issuance of two series of preferred stock and the retirement of nearly 75% of total debt outstanding at year end 1994. Results for 1995 benefited from the $1.63 billion gain on the disposal of the cable television operations as well as from lower interest expense due to debt reductions and higher interest income from the investment of cash proceeds from the disposal.

ANALYSIS BY SEGMENT

     The following sections discuss the segment results of the Company's principal lines of business excluding restructuring charges of $50.9 million and $724.1 million for 1996 and 1995, respectively.

NEWSPAPER PUBLISHING

     Newspaper Publishing revenue and operating profit (loss) were as follows (dollars in millions):

                                      1997     CHANGE      1996     CHANGE      1995
                                    --------   ------    --------   ------    --------
Revenues
  Advertising.....................  $1,682.8     6.9%    $1,574.4     1.0%    $1,558.2
  Circulation.....................     435.3    (2.7)       447.6    (1.5)       454.5
  Other...........................      78.0    34.0         58.2    29.4         44.9
                                    --------             --------             --------
                                    $2,196.1     5.6%    $2,080.2     1.1%    $2,057.6
                                    ========             ========             ========
Operating profit (loss)...........  $  381.0    25.1%    $  304.7    100+%    $ (109.5)
                                    ========             ========             ========
Operating profit excluding
  restructuring charges...........  $  381.0    25.1%    $  304.7    47.4%    $  206.7
                                    ========             ========             ========

1997 Results

     The Newspaper Publishing segment achieved continued growth in 1997 with gains in total revenues and operating profit led by strong advertising revenues with average circulation increases at The Times, Newsday, The Baltimore Sun, The Hartford Courant, The (Stamford) Advocate and Greenwich Time for the six-month period ended September 30, 1997, as reported by the Company to the Audit Bureau of Circulations. The operating profit margin for 1997 expanded to 17%, up from 15% in the prior year. The 1997 operating profit exceeds the prior benchmark set in 1987.

     Newspaper Publishing segment revenues in 1997 rose on the strength of higher advertising revenues. Advertising revenues were up in every category, with particular strength in national and classified advertising. Higher advertising revenues in 1997 were partly offset by a modest decline in circulation revenue as the marketing strategies involving pricing and promotional discounts helped stimulate circulation volume gains but resulted in lower overall circulation revenues.

     Higher revenues and lower newsprint expense generated the highest level of operating profit since 1987. Newsprint expense declined 10% in 1997 compared to 1996, as lower average newsprint prices were partly offset by increased consumption resulting from gains in circulation and advertising volume. Operating profit in 1997 was also adversely affected by an increased operating loss at Apartment Search, the Company's apartment referral service, which was acquired in the third quarter of 1996.

     Other revenues in 1997 increased due to new media products and services and the inclusion of a full year of revenues for Apartment Search.

1996 Results

     Newspaper Publishing's revenues rose in 1996 as strength in key advertising categories, including classified help-wanted and national advertising, more than offset continued soft retail advertising in certain markets and revenues lost from edition closures in 1995. Overall, advertising revenue gains at The Times, The Hartford Courant, The Morning Call and the Southern Connecticut newspapers more than offset declines in advertising revenues at Newsday and The Baltimore Sun primarily associated with edition closures at both papers in 1995. Advertising growth was restrained by weak retail advertising volume in major markets, due in part to department store and supermarket consolidations and store closures, most notably affecting the Southern California market.

     Circulation revenues declined slightly due largely to edition closures in 1995 as well as competitive pricing and other promotional activities undertaken during 1996. At The Times, a mid-year price decrease on daily single-copy sales affected about 10% of the total daily circulation base. These aggressive marketing and promotional campaigns contributed to circulation gains by year end 1996, with The Times and Newsday reporting daily circulation growth in core markets for the first time in five years.

     Other revenues benefited from new media products and services and the acquisition of Apartment Search.

     Driven by substantial cost reductions, the segment's 1996 operating profit increased due to savings achieved from the 1995 restructuring program, ongoing cost controls and a moderate decline in newsprint expense. In 1996, the segment's operating profit margin improved, reaching 15%. While the 1996 average price per ton of newsprint was nearly the same as the 1995 average, newsprint expense declined somewhat due largely to lower consumption following the closure of certain editions. Newsprint consumption declined to 552,000 metric tons in 1996 from 582,000 in 1995.

PROFESSIONAL INFORMATION

     Professional Information revenue and operating profit (loss) were as follows (dollars in millions):

                                     1997     CHANGE        1996      CHANGE      1995
                                    ------    ------      --------    ------    --------
Revenues..........................  $852.9    (17.3)%     $1,031.2     (5.5)%   $1,091.0
                                    ======                ========              ========
Operating profit (loss)...........  $143.4      100+%     $   58.7      100+%   $ (131.4)
                                    ======                ========              ========
Operating profit excluding
  restructuring charges...........  $143.4     30.9%      $  109.6    (19.4)%   $  136.0
                                    ======                ========              ========

1997 Results

     The Professional Information segment's revenues in 1997 declined compared to 1996 primarily as a result of the 1996 fourth quarter divestitures of the Company's college publishing operations. Excluding 1996 revenues of $222.1 million related to the divested businesses, Professional Information revenues would have increased 5% in 1997 compared to 1996. This improvement is largely due to a return to normalized levels of revenues in 1997 at health sciences publisher Mosby, whose results in 1996 were significantly affected by its change in domestic and international sales distribution channels. The 1997 third quarter acquisition of Krames Communications Incorporated also contributed to revenue growth. Operating profit margin for 1997 improved significantly to 17% from 11% in 1996. In 1997, operating profit rose largely due to increases at the Company's health sciences publishing unit. In addition, Times Mirror Training achieved improved operating profit in 1997 compared to 1996.

1996 Results

     During the 1996 fourth quarter, the Company completed the exchange of its college publishing businesses for Shepard's, the nation's premier legal citation service, and established a joint venture with Reed Elsevier, Inc. for the ownership and management of Shepard's. The Company also completed the disposition of Doyma Libros, its Spanish language medical book publisher; closed Times Mirror International Publishers, the Company's unprofitable international book distributor; and signed an agreement for the sale of CRC Press, Inc., which was completed on January 10, 1997. Giving effect to the fourth quarter items, the Company recorded a pre-tax gain of $104.9 million which, due to differences in the book and tax bases of the assets, resulted in an after-tax gain of $32.0 million. Partially offsetting the gain were restructuring efforts in the segment, which resulted in pre-tax charges of $50.9 million, or $30.3 million after-tax. These charges included the establishment of reserves related to replacement of Mosby's third party domestic distribution arrangements with direct distribution to book stores, consolidation, closure and downsizing of selected offices, as well as additional fourth quarter restructuring efforts undertaken at Times Mirror Training to further integrate Kaset International, Learning International and Zenger Miller. Additionally, during the 1996 third quarter, the Company appointed Harcourt Brace as its exclusive distributor of Mosby's professional medical publications in most international markets.

     Professional Information revenues in 1996 declined compared to 1995 reflecting the Company's strategic decision to exchange its college publishing businesses for Shepard's. The revenue decline was partially offset by revenue growth at Jeppesen Sanderson and Times Mirror Training. Pro forma revenues for the Professional Information segment, excluding the Company's college publishing businesses, Doyma Libros, and CRC Press, Inc. were as follows (dollars in millions):

                                                               1996     CHANGE    1995
                                                              ------    ------   ------
Pro forma revenues for ongoing businesses...................  $809.1      1.8%   $795.1
                                                              ======             ======

     Operating profit for the segment declined substantially in 1996 compared to 1995 primarily due to the realignment of domestic and international distribution channels in health science publishing mentioned above.

MAGAZINE PUBLISHING

     Magazine Publishing revenue and operating profit (loss) were as follows (dollars in millions):

                                      1997     CHANGE       1996     CHANGE       1995
                                     ------    ------      ------    ------      ------
Revenues...........................  $248.7     6.2%       $234.2     (3.6)%     $242.9
                                     ======                ======                ======
Operating profit (loss)............  $ 18.3     100+%      $  8.8      100+%     $(73.9)
                                     ======                ======                ======
Operating profit (loss) excluding
  restructuring charges............  $ 18.3     100+%      $  8.8      100+%     $ (2.2)
                                     ======                ======                ======

1997 Results

     For 1997, Magazine Publishing segment's operating profit more than doubled due to strong advertising revenues at nearly all magazines as well as operating improvements at Outdoor Life and The Skiing Company. The startup of Verge and the acquisition of TransWorld SKATEboarding and Warp in April 1997 also contributed to higher revenues.

1996 Results

     For 1996, Magazine Publishing revenues declined modestly, due to lower advertising and circulation revenues. Despite lower revenues, the segment reported improved operating results, as lower paper and printing costs, staff reductions, office space consolidation and overall cost controls more than offset the revenue shortfall.

CORPORATE AND OTHER

     Corporate and Other revenue and operating loss were as follows (dollars in millions):

                                     1997     CHANGE       1996     CHANGE       1995
                                    ------    ------      ------    ------      -------
Revenues..........................  $ 20.9    (62.4)%     $ 55.7     (3.8)%     $  57.9
                                    ======                ======                =======
Operating loss....................  $(82.0)   (37.5)%     $(59.6)    57.6%      $(140.6)
                                    ======                ======                =======
Operating loss excluding
  restructuring charges...........  $(82.0)   (37.5)%     $(59.6)    16.9%      $ (71.8)
                                    ======                ======                =======

1997 Results

     Corporate and Other includes the operating results of Harry N. Abrams and National Journal which were divested in the second and third quarters of 1997, respectively. For 1997, Corporate and Other operating loss increased primarily due to employee benefits and information system conversion costs.

1996 Results

     For 1996, Corporate and Other operating loss declined substantially from the prior year as a result of staff reductions and other restructuring efforts originally undertaken in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded by its operations. Proceeds from borrowings and cash provided by operations have been used primarily to fund share repurchases and acquisitions.

CAPITAL MARKET TRANSACTIONS

Common and Preferred Stocks

     During 1997, as part of its stock repurchase program, the Company acquired
9.0 million shares of its common stock for an aggregate cost of $470.8 million.

     In August 1997, the Company completed the previously discussed recapitalization transaction with its largest shareholders, the Chandler Trusts. The recapitalization decreased the number of shares of Series A common stock by
6.0 million and the stated value of Series A preferred stock by $367.5 million for financial reporting purposes. In connection with this transaction, the Company issued Series C-1 preferred stock and Series C-2 preferred stock with stated values of $190.5 million and $122.6 million, respectively (see Note 2 to the consolidated financial statements for further information).

     On April 12, 1997, pursuant to the original terms of the Series B preferred stock (PERCs), the Company redeemed all outstanding PERCs in exchange for 4.4 million shares of Series A common stock. In addition, in early May 1997, the Company exercised its early termination right on forward purchase contracts for
3.9 million shares of its PERCs resulting in the purchase of 2.2 million Series A common shares for an aggregate cost of $111.5 million.

     Common share repurchases are intended to enhance shareholder value as well as to offset dilution from the shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In connection with the Company's ongoing common stock repurchase program, in October 1997, the Company's Board of Directors authorized the repurchase over the next three years of an additional 10.0 million shares of common stock. The October 1997 authorization brings the aggregate shares remaining for repurchase to 11.8 million shares at December 31, 1997. Repurchases are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock.

Debt Securities

     Total debt at December 31, 1997 rose to $1.06 billion from $459.0 million at December 31, 1996, primarily due to the Liquid Yield Option Notes (LYON(TM)), the 6.61% Debentures, the property financing arrangement and the issuance of commercial paper.

     In April 1997, the Company issued the LYONs due in 2017 and received gross proceeds of $195.5 million. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%.

     In connection with the recapitalization transaction with the Chandler Trusts, the Company entered into a property financing arrangement, which added net debt of $57.8 million, and issued $250.0 million of 6.61% Debentures due September 15, 2027 (Debentures). The Debentures may be put to the Company on September 15, 2004 at 100% of face value plus accrued interest.

     At December 31, 1997, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had $86.4 million of commercial paper outstanding at December 31, 1997 under this credit facility. Additionally, in October 1997 the Company filed a shelf registration statement for $300.0 million of securities which has not been utilized.

CASH FLOW

     The following table sets forth certain items from the Consolidated Statements of Cash Flows (dollars in millions):

                                                               1997       1996
                                                              -------    -------
Net cash provided by continuing operating activities........  $ 349.4    $ 388.8
Capital expenditures........................................   (129.9)    (146.9)
Acquisitions, net of cash acquired..........................   (133.8)     (17.8)
Proceeds from sales of assets...............................    118.1      270.3
Repurchase of common stock including exercise of put
  options...................................................   (470.8)    (498.7)
Issuance of commercial paper and long-term debt.............    537.6      198.7

     Cash generated by continuing operating activities for 1997 was lower compared to 1996 as higher operating profit in 1997 was more than offset by higher income tax payments and the absence of cash generated by operations from the Company's college publishing businesses which were sold near year end 1996.

     Capital expenditures for 1997 were lower compared to 1996 due to fewer office relocations and consolidations as well as the absence of the college publishing businesses. Capital expenditures in 1998 are expected to be moderately lower than the 1997 level.

     Cash spent on acquisitions for 1997 included Krames Communications Incorporated, a publisher of consumer-oriented health education information; Patuxent Publishing Company, a publisher of 13 community weeklies in Maryland; and This Week Publications, Inc., a free weekly shopper distributed in Queens and Long Island, New York. Cash received from sales of assets in 1997 included the sale of investments in Tejon Ranch Co., WebTV Network, Inc., Netscape Communications Corporation, Access Health, Inc., Outdoor Life Network, LLC and Speedvision Network, LLC.

     In addition, the Company contributed $249.3 million to TMCT, LLC in connection with the recapitalization transaction described in Note 2 to the consolidated financial statements.

DIVIDENDS

     Cash dividends of $.55 and $.30 per share of common stock were declared for the years ended December 31, 1997 and 1996, respectively. In February 1998, the Board of Directors approved an increase in the quarterly dividend on its common stock to $.18 per share, from $.15 per share, beginning with the March 10, 1998 payment date.

MARKET RISK

     The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to changes in interest rates and fluctuations in the value of foreign currencies relative to the U.S. dollar. Counterparties to these agreements are major financial institutions. Such agreements are not entered into for trading purposes.

     The Company's debt portfolio is managed to maintain a balance of fixed and variable rate obligations. The Company utilizes interest rate swap agreements to help maintain the overall interest rate parameters set by management. As a result of this interest rate mix, a hypothetical 10% change in interest rates would not have a material impact on the Company's results of operations or the fair values of its market risk sensitive financial instruments.

     The Company periodically enters into foreign exchange forward contracts or uses other hedging strategies to substantially limit its exposure to changes in foreign currency rates, primarily the deutschemark. As such, changes in currency rates would not have a significant impact on the Company's results of operations.

IMPACT OF YEAR 2000

     Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Beginning in the year 2000, this could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's businesses are in various stages of identifying computer systems that will be modified or replaced in order for the systems to function properly in the year 2000 and thereafter. Additionally, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issue.

     The preliminary Year 2000 project cost is estimated to be in the range of $20.0 million and includes $3.0 million for the purchase of new software that will be capitalized and $17.0 million of costs that will be expensed as incurred. To date, the Company has incurred and expensed approximately $1.5 million, primarily for the assessment of the Year 2000 issue and the development of action plans. The Year 2000 project cost is based on management's best estimate and actual results could differ from those anticipated. In addition, if the Company or its vendors are unable to resolve the Year 2000 issue in a timely manner, such matters could have a material impact on the Company's results of operations. However, the Company believes the necessary modifications and replacement of computer systems will be completed in 1999 and, as a result, the Year 2000 issue is not expected to pose significant operational or financial problems for the Company.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Annual Report on Form 10-K are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 18 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required to be furnished pursuant to this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources -- Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   28
Consolidated Statements of Income -- Years Ended December
  31, 1997, 1996 and 1995...................................   29
Consolidated Balance Sheets -- December 31, 1997 and
  December 31, 1996.........................................   30
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1997, 1996 and 1995....................   32
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1997, 1996 and 1995..........................   34
Notes to Consolidated Financial Statements..................   35
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   61

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

                           [INTENTIONALLY LEFT BLANK]

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

     We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 4, 1998

                            THE TIMES MIRROR COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
REVENUES...............................................  $3,318,528    $3,400,984    $3,448,287
                                                         ----------    ----------    ----------
COSTS AND EXPENSES
  Cost of sales........................................   1,674,596     1,782,711     1,843,475
  Selling, general and administrative expenses.........   1,183,158     1,254,894     1,426,114
  Restructuring, impairment and one-time charges.......                    50,924       634,077
                                                         ----------    ----------    ----------
     Total costs and expenses..........................   2,857,754     3,088,529     3,903,666
                                                         ----------    ----------    ----------
OPERATING PROFIT (LOSS)................................     460,774       312,455      (455,379)
  Interest expense.....................................     (53,424)      (27,047)      (29,467)
  Interest income......................................       2,653         6,143        27,237
  Equity income........................................       6,891         4,379         1,515
  Other, net...........................................         413       108,059         1,081
                                                         ----------    ----------    ----------
  Income (loss) from continuing operations before
     income tax provision (benefit)....................     417,307       403,989      (455,013)
  Income tax provision (benefit).......................     166,995       197,545      (116,030)
                                                         ----------    ----------    ----------
  Income (loss) from continuing operations.............     250,312       206,444      (338,983)
  Discontinued operations..............................                               1,578,458
  Cumulative effect of changes in accounting
     principles, net of income tax benefit of $8,817...                                 (12,724)
                                                         ----------    ----------    ----------
NET INCOME.............................................  $  250,312    $  206,444    $1,226,751
                                                         ==========    ==========    ==========
Preferred dividend requirements........................  $   32,481    $   43,645    $   44,003
                                                         ==========    ==========    ==========
Cash paid in excess of liquidation value for Series B
  preferred stock repurchases..........................                              $   43,085
                                                         ==========    ==========    ==========
Earnings applicable to common shareholders.............  $  217,831    $  162,799    $1,139,663
                                                         ==========    ==========    ==========
Basic earnings (loss) per share:
  Continuing operations................................  $     2.35    $     1.59    $    (3.74)
  Discontinued operations..............................                                   13.87
  Cumulative effect of changes in accounting
     principles........................................                                    (.11)
                                                         ----------    ----------    ----------
Basic earnings per share...............................  $     2.35    $     1.59    $    10.02
                                                         ==========    ==========    ==========
Diluted earnings (loss) per share:
  Continuing operations................................  $     2.29    $     1.53    $    (3.74)
  Discontinued operations..............................                                   13.87
  Cumulative effect of changes in accounting
     principles........................................                                    (.11)
                                                         ----------    ----------    ----------
Diluted earnings per share.............................  $     2.29    $     1.53    $    10.02
                                                         ==========    ==========    ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
ASSETS
  Current assets
     Cash and cash equivalents..............................  $   56,996   $  145,105
     Marketable securities..................................                   31,740
     Accounts receivable, less allowances for doubtful
      accounts and returns of $66,225 and $79,540...........     499,642      488,572
     Recoverable income taxes...............................      28,588          916
     Inventories............................................      76,531      103,648
     Deferred income taxes..................................      58,807       49,248
     Prepaid expenses.......................................      34,205       42,630
     Other current assets...................................       9,175        8,613
                                                              ----------   ----------
          Total current assets..............................     763,944      870,472
  Property, plant and equipment, net........................     997,430    1,177,077
  Goodwill, net.............................................     554,854      530,142
  Other intangibles, net....................................     118,677       46,039
  Deferred charges..........................................     158,996      153,454
  Equity investments........................................     350,571      273,349
  Prepaid pension cost......................................     366,807      326,935
  Other assets..............................................     104,314      152,394
                                                              ----------   ----------
          Total assets......................................  $3,415,593   $3,529,862
                                                              ==========   ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
LIABILITIES
  Current liabilities
     Accounts payable.......................................  $  328,203   $  304,983
     Short-term debt........................................     139,067           15
     Employees' compensation................................     119,164      112,570
     Unearned income........................................     229,457      233,021
     Other current liabilities..............................     105,892      158,558
                                                              ----------   ----------
          Total current liabilities.........................     921,783      809,147
  Long-term debt............................................     925,404      459,007
  Deferred income taxes.....................................     149,561      129,491
  Postretirement benefits...................................     234,375      240,397
  Unearned income...........................................      66,752       59,112
  Other liabilities.........................................     228,119      295,726
                                                              ----------   ----------
          Total liabilities.................................   2,525,994    1,992,880
Common stock subject to put options.........................      13,600       38,172
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value; stated at liquidation
     value;
     convertible to Series A common stock:
       Series A: 900,000 shares authorized; 824,000 shares
        issued and outstanding..............................     411,784      411,784
       Series B: 8,439,000 and 25,000,000 shares authorized;
        7,789,000 shares issued and outstanding; converted
        to Series A common stock in 1997....................                  164,595
       Series C-1: 381,000 shares authorized, issued and
        outstanding.........................................     190,486
       Series C-2: 245,000 shares authorized, issued and
        outstanding.........................................     122,550
  Preferred stock, $1 par value; 23,035,000 and 7,100,000
     shares authorized;
     no shares issued or outstanding
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 86,552,000 and
      69,757,000 shares
       issued and outstanding...............................      86,552       69,757
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding
     Series C: convertible to Series A common stock;
      300,000,000 shares authorized; 25,503,000 and
      26,973,000 shares issued and outstanding..............      25,503       26,973
  Additional paid-in capital................................   1,253,142      225,934
  Retained earnings.........................................     368,841      533,131
  Net unrealized gain on securities.........................      28,466       66,636
                                                              ----------   ----------
                                                               2,487,324    1,498,810
  Less treasury stock at cost:
     Series A common stock, 24,151,000 shares; and Series A
      preferred stock, 735,000 shares.......................  (1,611,325)
                                                              ----------   ----------
          Total shareholders' equity........................     875,999    1,498,810
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $3,415,593   $3,529,862
                                                              ==========   ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                               THREE YEARS ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                            PREFERRED STOCK                      COMMON STOCK
                                                             ----------------------------------------------   -------------------
                                                             SERIES A   SERIES B    SERIES C-1   SERIES C-2   SERIES A   SERIES C
                                                             --------   ---------   ----------   ----------   --------   --------
BALANCE AT DECEMBER 31, 1994...............................                                                   $ 99,024   $ 30,939
  Conversion of Series C common to Series A common.........                                                      1,462     (1,462)
  Preferred stock issuances:
    Series A preferred.....................................  $411,784
    Exchange for Series B preferred........................             $ 349,954                              (14,965)    (1,596)
  Common stock issuances related to stock options and
    restricted stock.......................................                                                        612         71
  Repurchases of stock.....................................              (185,359)                              (7,023)       (19)
  Retirement of treasury stock.............................                                                     (1,345)
  Partial redemption of certain shareholder interests......
  Dividends declared:
    Common stock; $.24 per share...........................
    Preferred stock........................................
  Net income...............................................
  Minimum pension liability adjustment.....................
  Net unrealized gain on securities........................
  Translation losses and other.............................
                                                             --------   ---------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1995...............................   411,784     164,595                               77,765     27,933
  Conversion of Series C common to Series A common.........                                                        871       (871)
  Common stock issuances related to:
    Stock options and restricted stock.....................                                                      2,190         37
    Acquisition............................................                                                        212
  Repurchases of common stock..............................                                                    (11,236)      (126)
  Put options:
    Sale...................................................
    Exercise...............................................                                                        (45)
    Redemption value.......................................
  Dividends declared:
    Common stock; $.30 per share...........................
    Preferred stock........................................
  Net income...............................................
  Minimum pension liability adjustment.....................
  Change in net unrealized gain on securities..............
  Translation losses and other.............................
                                                             --------   ---------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1996...............................   411,784     164,595                               69,757     26,973
  Conversion to Series A common related to:
    Series C common........................................                                                     11,127    (11,127)
    Series B preferred.....................................              (164,595)                               4,446
  Common stock issuances related to:
    Stock options and restricted stock.....................                                                      1,070          1
    Acquisition............................................                                                         45
  Merger with Chandis Securities...........................                          $190,486     $122,550       6,582      9,656
  Repurchases of stock:
    Stock repurchase program...............................                                                     (6,475)
    LLC contributed shares.................................
  Put options:
    Sale...................................................
    Exercise...............................................
    Change in redemption value.............................
  Dividends declared:
    Common stock; $.55 per share...........................
    Preferred stock........................................
  Net income...............................................
  Minimum pension liability adjustment.....................
  Change in net unrealized gain on securities..............
  Translation losses and other.............................
                                                             --------   ---------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1997...............................  $411,784                $190,486     $122,550    $ 86,552   $ 25,503
                                                             ========   =========    ========     ========    ========   ========

See notes to consolidated financial statements

                         --------------------------------------------------------------------
                                                           NET
                              ADDITIONAL                UNREALIZED
                               PAID-IN      RETAINED     GAIN ON      TREASURY
                               CAPITAL      EARNINGS    SECURITIES      STOCK        TOTAL
                              ----------    --------    ----------   -----------   ----------
                              $  167,898   $1,720,725                $   (61,543)  $1,957,043


                                             (411,784)
                                             (333,393)

                                  24,368                                               25,051
                                             (254,135)                               (446,536)
                                              (60,198)                    61,543
                                             (932,000)                               (932,000)

                                              (26,524)                                (26,524)
                                              (52,921)                                (52,921)
                                            1,226,751                               1,226,751
                                               (1,808)                                 (1,808)
                                                         $ 55,912                      55,912
                                                1,268                                   1,268
                              ----------   ----------    --------    -----------   ----------
                                 192,266      875,981      55,912                   1,806,236


                                  61,325                                     872       64,424
                                   6,900                                                7,112
                                             (484,546)                      (872)    (496,780)

                                   3,645                                                3,645
                                     (30)      (1,879)                                 (1,954)
                                 (38,172)                                             (38,172)

                                              (30,067)                                (30,067)
                                              (32,734)                                (32,734)
                                              206,444                                 206,444
                                                  898                                     898
                                                           10,724                      10,724
                                                 (966)                                   (966)
                              ----------   ----------    --------    -----------   ----------
                                 225,934      533,131      66,636                   1,498,810


                                 160,119           (8)                                    (38)

                                  45,711      (17,509)                    32,741       62,014
                                   2,354                                                2,399
                                 807,834                              (1,125,064)      12,044

                                 (16,190)    (308,775)                  (132,382)    (463,822)
                                                                        (380,093)    (380,093)

                                   3,227                                                3,227
                                    (419)                                 (6,527)      (6,946)
                                  24,572                                               24,572

                                              (50,885)                                (50,885)
                                              (34,554)                                (34,554)
                                              250,312                                 250,312
                                                1,902                                   1,902
                                                          (38,170)                    (38,170)
                                               (4,773)                                 (4,773)
                              ----------   ----------    --------    -----------   ----------
                              $1,253,142   $  368,841    $ 28,466    $(1,611,325)  $  875,999
                              ==========   ==========    ========    ===========   ==========

                              TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                1997        1996         1995
                                                              ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income (loss) from continuing operations..................  $ 250,312   $ 206,444   $  (338,983)
  Adjustments to derive cash flows from continuing operating activities:
    Depreciation and amortization...........................    155,383     161,663       172,697
    Restructuring:
      Impairments and other non-cash charges................                 39,113       386,447
      Net change in restructuring liability.................    (98,619)    (64,943)      188,175
    Amortization of product costs...........................     23,851      52,906        61,526
    Loss (gain) on asset sales and writedowns, net..........      2,519    (104,921)      (41,435)
    Provision for doubtful accounts.........................     26,891      30,180        25,184
    Provision (benefit) for deferred income taxes...........     55,644      58,648      (144,740)
    Changes in assets and liabilities:
      Trade accounts receivable.............................    (46,472)     (2,115)      (50,688)
      Inventories...........................................      7,916      19,869       (23,401)
      Accounts payable......................................     39,266      (6,074)       28,284
      Income taxes..........................................    (46,005)     59,451       (21,553)
    Other, net..............................................    (21,257)    (61,378)       21,299
                                                              ---------   ---------   -----------
    Net cash provided by continuing operating activities....    349,429     388,843       262,812
    Net cash used in discontinued operating activities......                (28,354)      (13,066)
                                                              ---------   ---------   -----------
         Net cash provided by operating activities..........    349,429     360,489       249,746
                                                              ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................   (133,793)    (17,841)      (64,070)
  Capital expenditures......................................   (129,917)   (146,919)     (128,612)
  Proceeds from sales of other assets.......................     69,294     190,424        30,045
  Dispositions of available-for-sale securities.............     48,790                    53,300
  Capitalization of product costs...........................    (22,611)    (78,686)      (90,903)
  Purchases of available-for-sale securities................     (5,000)    (10,312)       (8,050)
  Sale (purchase) of marketable securities, net.............                 79,845       (79,845)
  Proceeds from disposal of cable television operations.....                            1,225,013
  Other, net................................................    (12,276)      5,988       (18,245)
                                                              ---------   ---------   -----------
    Net cash provided by (used in) investing activities of
     continuing operations..................................   (185,513)     22,499       918,633
    Net cash used in investing activities of discontinued
     operations.............................................                              (31,497)
                                                              ---------   ---------   -----------
         Net cash provided by (used in) investing
           activities.......................................   (185,513)     22,499       887,136
                                                              ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock................................   (463,822)   (496,780)     (218,091)
  Proceeds from issuance of long-term debt..................    445,429     198,651
  Contribution to TMCT, LLC.................................   (249,266)
  Net proceeds (repayments) of commercial paper and
    short-term borrowings...................................     92,187                  (488,010)
  Dividends paid............................................    (85,439)    (80,001)      (96,972)
  Proceeds from exercise of stock options...................     36,431      51,178         5,122
  Exercise of put options...................................     (6,946)     (1,954)
  Principal repayments of other debt........................     (5,769)       (363)     (100,792)
  Repurchase of Series B preferred stock....................                (91,182)     (137,263)
  Other, net................................................    (14,830)       (333)           81
                                                              ---------   ---------   -----------
         Net cash used in financing activities..............   (252,025)   (420,784)   (1,035,925)
                                                              ---------   ---------   -----------
  Increase (decrease) in cash and cash equivalents..........    (88,109)    (37,796)      100,957
  Cash and cash equivalents at beginning of year............    145,105     182,901        81,944
                                                              ---------   ---------   -----------
  Cash and cash equivalents at end of year..................  $  56,996   $ 145,105   $   182,901
                                                              =========   =========   ===========
  See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances. Affiliated companies in which the Company owns a 20% to 50% interest are accounted for by the equity method.

     Presentation. Certain amounts in previously issued financial statements have been reclassified to conform to the 1997 presentation. Financial information for 1995 presented in the Notes to Consolidated Financial Statements excludes discontinued operations except where noted.

     Changes in Accounting Principles. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). All prior periods were restated. SFAS 128 simplified the calculation of earnings per share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. The effect of this change on earnings per share from continuing operations was not significant in 1997.

     Effective January 1, 1995, the Company changed its method of accounting for certain contract-related revenues from the licensing and sale of training programs and related materials. The Company recorded a cumulative charge of $7,372,000 ($4,511,000 net of taxes) as of January 1, 1995.

     Effective January 1, 1995, the Company adopted Practice Bulletin 13, "Direct Response Advertising and Probable Future Benefits," which clarified the accounting for direct response advertising costs. The Company recorded a cumulative charge of $14,169,000 ($8,213,000 net of taxes) as of January 1, 1995.

     Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Impairment losses under SFAS 121 are determined based on the difference between fair value, which would generally approximate discounted estimated future cash flows, and net book value. An impairment loss on certain assets, as described in Note 6, was recorded in 1995.

     Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents of $9,911,000 and $91,796,000 at December 31, 1997 and 1996, respectively, consisted of commercial paper, money market funds, repurchase agreements or certificates of deposit.

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursement account. The Company transfers funds from other sources such as short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $41,774,000 and $37,897,000 at December 31, 1997 and 1996,
respectively.

     Inventories. Inventories are stated at the lower of cost or market. Newsprint is valued under the last-in, first-out (LIFO) method and paper, books and certain finished products are valued primarily under the weighted average cost method.

     Property, Plant and Equipment. Property, plant and equipment are carried on the basis of cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements are capitalized.

     Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

Buildings....................................  15-45 years
Machinery and equipment......................  3-20 years
Leasehold improvements.......................  Lesser of useful life or lease term

                            THE TIMES MIRROR COMPANY

     Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases subsequent to October 31, 1970 ($543,577,000 and $516,689,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization of $171,096,000 and $158,506,000, respectively) is being amortized primarily over 5 to 40 years, with a weighted average amortization period of 36 years. Goodwill arising from business combinations consummated prior to November 1, 1970 is not being amortized because, in the opinion of management, it has not diminished in value. Goodwill amortization expense was $21,643,000, $23,259,000 and $25,219,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

     Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging primarily from 2 to 25 years, with a weighted average life of 20 years. Amortization expense was $10,878,000, $14,055,000 and $20,753,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization was $68,896,000 and $60,309,000 at December 31, 1997 and 1996, respectively.

     The Company assesses on an ongoing basis the recoverability of goodwill based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flow. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

     Deferred Charges. Certain expenses for books and training materials are capitalized and charged to expense over the estimated product lives as the products are sold. Magazine subscription procurement costs are charged to expense over the same period as the related revenue is earned.

     Derivative Financial Instruments. Interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense. Amounts received in connection with initiating or terminating swaps are amortized on a straight-line basis as a reduction in interest expense over the term of the swaps.

     The Company's exposure to market risk associated with fluctuations in the value of foreign currencies relative to the U.S. dollar may be managed with foreign currency forward contracts, currency options, currency swaps or other risk management instruments permitted by the Company's internal policy guidelines. During 1997 and 1996, the Company's forward contracts and other risk management instruments were not significant.

     Put options are used in conjunction with the Company's common stock repurchase program. These contracts are entered into based on market conditions as well as other factors. The costs or benefits derived from these equity-based financial instruments are recorded in equity on the date of the transaction.

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

                            THE TIMES MIRROR COMPANY

     Earnings Per Share. The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

                                                      1997        1996        1995
                                                    --------    --------    ---------
Earnings (loss):
  Net income (loss) from continuing operations....  $250,312    $206,444    $(338,983)
  Preferred stock dividends.......................   (32,481)    (43,645)     (44,003)
  Cash paid in excess of liquidation value for
     Series B preferred stock repurchases.........                            (43,085)
                                                    --------    --------    ---------
  Earnings (loss) applicable to common
     shareholders for basic earnings per share....   217,831     162,799     (426,071)
  Effect of dilutive securities:
     Series B preferred stock dividends...........     2,706      10,702
     LYONs interest expense, net of tax...........     3,925
                                                    --------    --------    ---------
                                                       6,631      10,702
                                                    --------    --------    ---------
  Earnings (loss) applicable to common
     shareholders for diluted earnings per
     share........................................  $224,462    $173,501    $(426,071)
                                                    ========    ========    =========
Shares:
  Weighted average shares for basic earnings per
     share........................................    92,572     102,113      113,797
  Effect of dilutive securities:
     Stock options................................     2,358       3,260
     Series B preferred stock.....................     1,108       7,789
     LYONs convertible debt.......................     2,084
                                                    --------    --------    ---------
                                                       5,550      11,049
                                                    --------    --------    ---------
  Adjusted weighted average shares and assumed
     conversions for diluted earnings per share...    98,122     113,162      113,797
                                                    ========    ========    =========
  Basic earnings (loss) per share from continuing
     operations...................................  $   2.35    $   1.59    $   (3.74)
                                                    ========    ========    =========
  Diluted earnings (loss) per share from
     continuing operations........................  $   2.29    $   1.53    $   (3.74)
                                                    ========    ========    =========

     The Company has other convertible preferred stocks which are not included in the calculation of diluted earnings per share because the effects are antidilutive. The convertible preferred stocks are described in Note 13 and the Liquid Yield Option Notes (LYONs(TM)) are described in Note 12.

     Stock Options. Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Accordingly, the financial statements do not include any expense related to employee stock option awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

     Retirement Plans and Postretirement Benefits. The Company has defined benefit pension plans and various other contributory and noncontributory retirement plans covering substantially all employees. In general, benefits under the defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. Effective January 1, 1996, pension plan benefits for most employees will be limited to 30 years of benefit service beginning January 1, 2006. In determining net periodic pension expense or income, prior service costs are amortized on a straight-line basis over 10 years.

                            THE TIMES MIRROR COMPANY

The defined benefit plans are generally funded on a current basis in accordance with the Employee Retirement Income Security Act of 1974. The majority of the Company's employees are covered by one defined benefit plan. Funding for this plan is not expected to be required in the near future as the plan is overfunded. An Employee Stock Ownership Plan (ESOP), which was frozen effective January 1, 1995, provides benefits in conjunction with certain defined benefits. The fair value of ESOP assets is recognized as an offset to required funding.

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

NOTE 2 -- RECAPITALIZATION

     During the third quarter of 1997, the Company completed a transaction (Transaction) involving agreements with its largest stockholders, Chandler Trust No. 1 and Chandler Trust No. 2 (Chandler Trusts). The Transaction consisted of two components: (a) the merger of Chandis Securities Company (Chandis), a holding company owned by Chandler Trust No. 2 and affiliated minority investors, into a subsidiary of the Company (Merger) and (b) the formation of a new limited liability company by the Chandler Trusts and the Company.

     On August 8, 1997, Chandis merged with and into Chandis Acquisition Corporation (CAC), a Delaware corporation and wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Chandis shareholders received 6,582,000 shares of Series A common stock, 9,656,000 shares of Series C common stock, 381,000 shares of new Series C-1 preferred stock, and 245,000 shares of new Series C-2 preferred stock. At the time of the Merger, Chandis owned 8,582,000 shares of Series A common stock, 9,656,000 shares of Series C common stock, and 381,000 shares of Series A preferred stock as well as an interest in undeveloped real estate and certain other assets and liabilities. CAC is not a "permitted transferee" as defined in the Company's Certificate of Incorporation, therefore, the Series C common stock was converted to Series A common stock as a result of the Merger. The Company's shares owned by CAC are reported as treasury stock for financial reporting purposes. The Merger was a tax-free transaction.

     Concurrent with the consummation of the Merger, the Company (including certain of its subsidiaries) and the Chandler Trusts formed TMCT, LLC (LLC), a Delaware limited liability company, and the following capital contributions were made to LLC:

        1. the Company contributed $249,266,000 in cash and 8 real properties (Real Properties) with an aggregate market value of $225,850,000;

        2. the Chandler Trusts contributed 5,001,000 shares of Series A common stock and 443,000 shares of Series A preferred stock (Contributed Shares).

     The cash contributed by the Company was used by LLC to purchase a portfolio of securities (Portfolio). The Company has leased the Real Properties from LLC under a lease with minimum lease payments equal to the fair values and with an initial term of 12 years. The lease is accounted for as a financing arrangement and, accordingly, the Real Properties' book value remains on the Company's consolidated balance sheet and continues to be depreciated at the rates in effect prior to the contribution of the Real Properties to LLC. The depreciation, along with a reduction of property, plant and equipment of $168,021,000, which represents the estimated net book value of the Real Properties at the end of the lease term, will result in a net book value of

                            THE TIMES MIRROR COMPANY
zero for the Real Properties at August 8, 2009. At that time, the Company has the option to purchase all the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of LLC and may be leased by the Company at a fair value rent as provided for under the terms of the lease agreement. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term. The lease is included as a property financing in the Company's outstanding debt obligations.

     The Company and the Chandler Trusts share in the cash flow, profits and losses of the various assets held by LLC. The cash flow from the Real Properties and the Portfolio is largely allocated to the Chandler Trusts and the cash flow from the Contributed Shares is largely allocated to the Company. Due to the allocations of the economic benefits in the LLC, 80% of the Contributed Shares are included in treasury stock for financial reporting purposes and 80% of the preferred dividends on the Series A preferred stock are excluded from the preferred dividend requirements.

     As a result of the Transaction, for financial reporting purposes and earnings per share calculations, the number of shares of Series A common stock outstanding was reduced by 6,001,000, the number of shares of Series A preferred stock outstanding was reduced by 735,000 and the annual preferred dividend requirements were reduced to $21,697,000 beginning in 1998. Preferred dividend requirements for 1997 were reduced by $3,168,000.

NOTE 3 -- REORGANIZATION

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

NOTE 4 -- ACQUISITIONS, DISPOSITIONS AND WRITEDOWNS

     During the third and fourth quarters of 1997, the Company acquired Krames Communications Incorporated, a publisher of consumer-oriented health education information; Patuxent Publishing Company, a publisher of 13 community weeklies in Maryland and This Week Publications, Inc., a free weekly shopper distributed in Queens and Long Island, New York. These and several other small acquisitions were accounted for by the purchase method. The operations of these companies are reflected in the Company's financial statements from the dates of acquisition. Goodwill of $80,210,000 related to these acquisitions is being

                            THE TIMES MIRROR COMPANY
amortized from 5 to 30 years. Pro forma results for 1997, assuming these acquisitions occurred on January 1, are not materially different from the results reported.

     During 1997, the Company sold certain equity investments, including Tejon Ranch Co.; WebTV Network, Inc.; Netscape Communications Corporation; Access Health, Inc.; Speedvision Network, LLC and Outdoor Life Network, LLC, for an aggregate gain of $81,984,000, or $53,759,000 after applicable income taxes. This gain was more than offset by $84,503,000, or $52,197,000 after applicable income taxes, for writedowns and expenses related to non-operating items as well as losses on the sale of Harry N. Abrams, Inc.; National Journal, Inc. and other assets. The aggregate loss of $2,519,000 is included in "Other, net" in the consolidated statements of income.

     During 1996, the Company recognized a gain of $121,649,000 on the exchange of its college publishing businesses and the sale of its Spanish-language medical book publisher, Doyma Libros, and recorded a writedown of $16,728,000 for the January 1997 disposal of certain net assets of CRC Press, Inc. The net gain of $104,921,000 was $32,047,000 after applicable income taxes, primarily due to permanent differences related to goodwill. This gain is included in "Other, net" in the consolidated statements of income.

     On October 15, 1996, the Company and Mosby-Year Book, Inc. (Mosby), a wholly-owned subsidiary of the Company, completed an exchange pursuant to which The McGraw-Hill Companies, Inc. sold all of the outstanding shares of the capital stock of its subsidiary, Shepard's/McGraw-Hill, Inc. (Shepard's), to the Company in exchange for (i) the stock of Times Mirror Higher Education Group, Inc., (ii) the assets and related liabilities of Mosby's college-level life and physical science text business, (iii) certain assets and liabilities of Times Mirror International Publishers U.S., Inc. and affiliated entities relating to the Company's college text business and (iv) certain cash consideration comprising less than 10% of the fair value of the exchange transaction.

     In late November 1996, Shepard's was contributed to a new 50/50 joint venture between the Company and Reed Elsevier, Inc.'s LEXIS(R)/NEXIS(R) subsidiary and provider of full-text online information services in the legal, news, business and government areas. The Company received $242,500,000 from Reed Elsevier, Inc. for the 50% interest in the Shepard's joint venture. This transaction did not result in a gain or loss.

     During 1996, the Company had several other small acquisitions which were accounted for by the purchase method. The operations of these companies are reflected in the Company's financial statements from the date of acquisition. These acquisitions resulted in goodwill of $21,399,000, which is being amortized from 8 to 15 years.

     During 1995, asset sales resulted in a gain of $41,435,000, or $25,821,000 after applicable income taxes. Gains on the sale of securities, including equity securities in Graphic Holdings, Inc. and a newsprint manufacturer, were partially offset by losses on the disposal of newspaper-related equipment, the sale of The Sporting Goods Dealer and the sale of a small book printing business. Restructuring-related writedowns and charges of $43,851,000, or $40,687,000 after applicable income taxes, were recorded in 1995 to state certain investments at their net realizable value and record various investment-related commitments.

NOTE 5 -- DISCONTINUED OPERATIONS

     Discontinued operations include cable programming, consumer multimedia, an electronic shopping joint venture and cable television. The cable programming business, consumer multimedia business and the joint venture were discontinued during the third quarter of 1995. The cable television operations were disposed of on February 1, 1995.

                            THE TIMES MIRROR COMPANY

     The combined results of operations of these businesses have been reported as discontinued operations for all periods presented. The loss from discontinued operations is as follows (in thousands):

                                                                 1995
                                                              -----------
Revenues....................................................  $    42,673
                                                              -----------
Loss before income tax benefit (1)..........................      (77,507)
Income tax benefit..........................................      (21,671)
                                                              -----------
Loss after income tax benefit (1)...........................      (55,836)
Net gain on disposal........................................    1,634,294
                                                              -----------
Total discontinued operations...............................  $ 1,578,458
                                                              ===========

---------------

(1) Included in the loss before income tax benefit and loss after income tax benefit were estimated operating costs during the exit period, writedowns of assets to net realizable value, and severance and other closure costs aggregating $69,755,000, or $49,627,000 after income tax benefits, related to the discontinuance of cable programming, consumer multimedia and a joint venture.

     During the year ended December 31, 1996, expenditures for prior commitments related to discontinued cable programming and consumer multimedia companies aggregated $28,354,000. The major components of cash flow for discontinued operations for the year ended December 31, 1995 are as follows (in thousands):

                                                                1995
                                                              ---------
Loss from discontinued operations...........................  $ (55,836)
Depreciation and amortization...............................      8,459
Other, net..................................................     34,311
                                                              ---------
Net cash used in discontinued operating activities..........  $ (13,066)
                                                              =========
Capital expenditures........................................  $ (11,692)
Acquisitions, net of cash acquired..........................    (10,442)
Other, net..................................................     (9,363)
                                                              ---------
Net cash used in investing activities of discontinued
  operations................................................  $ (31,497)
                                                              =========

NOTE 6 -- RESTRUCTURING

     During 1996, the Company recorded restructuring charges of $50,924,000, or $30,305,000 after applicable income taxes, which included reserves related to changing the domestic distribution channels and consolidating and closing selected offices for the medical publishing operations as well as costs and asset writeoffs to further integrate the training companies. The remaining 1996 restructuring liability at December 31, 1997 was $390,000.

     During 1995, the Company recorded restructuring, impairment and one-time charges of $634,077,000, or $410,623,000 after applicable income taxes. Additional charges of $90,030,000 were also included in 1995 results. These charges did not meet the accounting criteria for inclusion in restructuring charges, but were part of the Company's 1995 restructuring program, along with additional pre-tax charges of $69,755,000 related to discontinued operations (see Note 5) and $43,851,000 related to investment writedowns (see Note 4). The remaining 1995 restructuring liability at December 31, 1997 was $59,716,000. The 1995 charges were comprised of the following:

     Restructuring. Restructuring costs aggregating $409,238,000 consisted of $153,764,000 for termination benefit costs, $126,412,000 for estimated sublease and lease abandonment losses, $117,152,000 for asset write-offs and $11,910,000 for other costs. The termination benefits were largely severance costs that covered approximately 2,700 full-time equivalent employees company-wide, of which 1,900 were in the Newspaper

                            THE TIMES MIRROR COMPANY

Publishing segment. Severance payments were $6,607,000, $45,846,000 and $92,755,000 during 1997, 1996 and 1995, respectively. Some terminated employees are receiving severance payments over time. The remaining liability for severance costs at December 31, 1997 aggregated $7,069,000. The sublease and lease abandonment losses primarily covered office space in New York City, largely related to the closure of New York Newsday on July 17, 1995 and the consolidation of office space. Approximately 252,000 square feet has been abandoned and 37,000 square feet has been subleased. The asset write-offs were primarily goodwill and other intangibles related to the closure of Baltimore's Evening Sun on September 15, 1995, the abandonment of the magazines' sports marketing business and the abandonment of other products or product lines, primarily in the health sciences and college publishing businesses.

     Impairment. In connection with the restructuring of operations at Times Mirror Magazines, magazine titles that historically had operating losses, and that did not have the estimated future earnings necessary to recover asset values, were reviewed for impairment in accordance with SFAS 121 (see Note 1). The net book value of the primary long-lived asset, goodwill, exceeded the undiscounted estimated future cash flows for certain magazine titles. The $36,096,000 difference between the net book value and the fair value was recorded as an impairment loss in 1995. The fair value was based on discounted estimated future cash flows. In connection with the 1995 restructuring of its college publishing business, the Company recorded an impairment loss of $24,797,000 on certain printing, fulfillment and distribution facilities.

     One-Time Charges. One-time charges aggregating $163,946,000 were primarily related to employee benefit costs incurred in the renegotiation of union agreements at Newsday and the writedown of certain idle facilities and equipment.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                               1997        1996
                                                              -------    --------
Other current liabilities
  1995 Restructuring........................................  $22,860    $ 69,111
  1996 Restructuring........................................      390       7,341
Other liabilities
  1995 Restructuring........................................   36,856      79,409
  1996 Restructuring........................................                2,864
                                                              -------    --------
                                                              $60,106    $158,725
                                                              =======    ========

     The current portion of the restructuring liabilities relates primarily to severance and other employee benefit-related costs while the noncurrent portion principally relates to lease payments which will be paid over lease periods extending to 2004.

     The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments if required. During 1997, these adjustments resulted in recoveries of prior years' restructuring reserves which were largely offset by restructuring requirements in the current year. The net change in the restructuring liabilities as a result of this review was not significant.

                            THE TIMES MIRROR COMPANY

NOTE 7 -- SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Supplemental cash flow information is as follows (in thousands):

                                                       1997         1996        1995
                                                    ----------    --------    --------
Interest paid*....................................  $   34,089    $ 24,609    $ 29,218
Income taxes paid.................................     141,353      74,164      84,968
Merger with Chandis
  Times Mirror stock received.....................   1,116,058
  Other assets received...........................      21,050
  Times Mirror stock issued.......................   1,137,108
Investment in LLC
  Fair value of properties contributed............     225,850
Property financing obligation, net of original
  issue discount..................................      57,829
Exchange of college publishing business for
  Shepard's.......................................                 457,839
Liabilities assumed in connection with
  acquisitions....................................      21,520      14,618
Notes issued in connection with an acquisition....      39,209
Reorganization transaction
  Partial redemption of shareholder interests.....                             932,000
  Transfer of debt, related interest and other
     liabilities to Cox...........................                             133,257
  Exchange of debentures..........................                             246,965
  Times Mirror stock issued.......................                             411,784
  Exchange of common stock for Series B
     preferred stock..............................                             349,954
  Retirement of treasury stock....................                              61,543

---------------
*No interest was capitalized during the years ended December 31, 1997 and 1996.
 Interest capitalized during the year ended December 31, 1995 was not significant.

     Advertising and promotion costs, which are expensed as incurred, amounted to $92,863,000, $107,832,000 and $106,420,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

NOTE 8 -- FINANCIAL INSTRUMENTS

     Financial instruments consist of the following (in thousands):

                                                                  DECEMBER 31
                                                  --------------------------------------------
                                                          1997                    1996
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                  --------    --------    --------    --------
    Short-term assets...........................  $556,638    $556,638    $665,417    $665,417
    Long-term investments.......................    47,738      47,738     112,727     112,727
    Short-term liabilities......................   467,270     467,270     304,998     304,998
    Long-term debt..............................   925,404     982,647     459,007     463,788
    Unrealized net gain on interest rate
      swaps.....................................                27,583                  12,182

     Short-Term Assets and Liabilities. The fair values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments. Marketable securities at December 31, 1996 are available-for-sale

                            THE TIMES MIRROR COMPANY
equity securities with a cost of $4,050,000. The unrealized gain is included as a separate component of shareholders' equity, net of applicable income taxes.

     Long-Term Investments. Investments are primarily stated at fair value based on quoted market prices and are classified as available-for-sale securities. The investments are included in "Other assets" in the consolidated balance sheets. The cost of the investments was $18,865,000 and $14,312,000 at December 31, 1997 and 1996, respectively. The unrealized gain is included as a separate component of shareholders' equity, net of applicable income taxes.

     Long-Term Debt. The fair value of long-term debt is based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, except for the premium equity participating securities whose fair value is the current maturity value determined by a formula based on quoted market prices of the underlying common stock.

     Interest Rate Swaps. Interest rate swap agreements at December 31, 1997 were for notional amounts of $170,111,000 and $100,000,000 expiring in 2002 and 2023, respectively, with the $100,000,000 notional amount also outstanding at December 31, 1996. These swaps effectively convert a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR. The fair values of the swaps are the amounts at which they could be settled based on estimates of market rates.

NOTE 9 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                                   DECEMBER 31
                                                              ---------------------
                                                               1997          1996
                                                              -------      --------
Newsprint, paper and other raw materials....................  $33,757       $36,822
Books and other finished products...........................   35,825        59,393
Work-in-progress............................................    6,949         7,433
                                                              -------      --------
                                                              $76,531      $103,648
                                                              =======      ========

     Inventories determined on the last-in, first-out method were $17,053,000 and $24,104,000 at December 31, 1997 and 1996, respectively, and would have been higher by $17,271,000 in 1997 and $10,929,000 in 1996 had the first-in, first-out method (which approximates current cost) been used.

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                    DECEMBER 31
                                                             -------------------------
                                                                1997           1996
                                                             -----------    ----------
Land.......................................................  $    47,516    $   90,283
Buildings..................................................      439,391       560,846
Machinery and equipment....................................    1,439,614     1,376,435
Leasehold improvements.....................................       42,187        40,340
Construction-in-progress...................................       37,731        50,976
                                                             -----------    ----------
                                                               2,006,439     2,118,880
Less accumulated depreciation and amortization.............   (1,009,009)     (941,803)
                                                             -----------    ----------
                                                             $   997,430    $1,177,077
                                                             ===========    ==========

                            THE TIMES MIRROR COMPANY

NOTE 11 -- INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following (in thousands):

                                                      1997        1996        1995
                                                    --------    --------    ---------
Current
  Federal.......................................    $ 81,474    $ 92,892    $  12,617
  State.........................................      16,235      32,887        1,048
  Foreign.......................................      13,642      13,118       15,045
Deferred
  Federal.......................................      42,133      50,116     (106,660)
  State.........................................      13,526       8,240      (37,171)
  Foreign.......................................         (15)        292         (909)
                                                    --------    --------    ---------
                                                    $166,995    $197,545    $(116,030)
                                                    ========    ========    =========

     The difference between actual income tax expense (benefit) and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                      1997        1996        1995
                                                    --------    --------    ---------
Income (loss) from continuing operations before
  income taxes
  United States.................................    $389,095    $423,240    $(469,310)
  Foreign.......................................      28,212     (19,251)      14,297
                                                    --------    --------    ---------
                                                    $417,307    $403,989    $(455,013)
                                                    ========    ========    =========
Federal statutory income tax rate...............          35%         35%          35%
Federal statutory income tax expense
  (benefit).....................................    $146,057    $141,396    $(159,255)
Increase (decrease) in income taxes resulting
  from:
  State and local income tax expense (benefit),
     net of Federal effect......................      19,345      26,732      (23,421)
  Basis difference in asset sales...............        (882)     28,203       (6,391)
  Goodwill amortization not deductible for tax
     purposes...................................       6,568       7,294        7,947
  Writedown of assets...........................                               44,291
  Foreign tax differentials.....................         772       4,490        7,147
  Other.........................................      (4,865)    (10,570)      13,652
                                                    --------    --------    ---------
                                                    $166,995    $197,545    $(116,030)
                                                    ========    ========    =========

                            THE TIMES MIRROR COMPANY

     The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                   TEMPORARY DIFFERENCES                        1997         1996
                   ---------------------                      ---------    ---------
Depreciation and other property, plant and equipment
  differences...............................................  $(158,674)   $(167,547)
Retirement and health benefits..............................   (158,792)    (150,359)
Postretirement benefits.....................................    105,764      110,701
Valuation and other reserves................................     32,373       38,449
Other employee benefits.....................................     50,437       59,746
Unrealized investment gains.................................    (21,168)     (46,152)
State and local income taxes................................     21,100       33,483
Restructuring charges.......................................     30,904       32,683
Intangible asset differences................................      7,646       12,178
Other deferred tax assets...................................     14,406       31,123
Other deferred tax liabilities..............................    (14,750)     (33,769)
                                                              ---------    ---------
                                                              $ (90,754)   $ (79,464)
                                                              =========    =========

                                                                   DECEMBER 31
                                                              ----------------------
               BALANCE SHEET CLASSIFICATIONS                    1997         1996
               -----------------------------                  ---------    ---------
Current deferred tax assets.................................  $  58,807    $  49,248
Noncurrent deferred tax assets..............................                     779
Noncurrent deferred tax liabilities.........................   (149,561)    (129,491)
                                                              ---------    ---------
                                                              $ (90,754)   $ (79,464)
                                                              =========    =========

     Noncurrent deferred tax assets are included in "Other assets."

NOTE 12 -- DEBT

     Short-term debt consists of the following (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
Short-term debt
  Commercial paper at a weighted average interest rate of
     5.9%...................................................  $ 86,448
  Notes payable at 6.125% due January 2, 1998...............    39,209
  Current maturities of long-term debt......................     7,671           $15
  Other.....................................................     5,739
                                                              --------      --------
          Total short-term debt                               $139,067           $15
                                                              ========      ========

                            THE TIMES MIRROR COMPANY

     Long-term debt consists of the following (dollars in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
6.61% Debentures due September 15, 2027, net of unamortized
  discount of $101..........................................  $249,899
4.75% Liquid Yield Option Notes due April 15, 2017, net of
  unamortized discount of $297,845..........................   202,155
7 1/4% Debentures due March 1, 2013.........................   148,215    $148,215
7 1/4% Debentures due November 15, 2096, net of unamortized
  discount of $565 and $570.................................   147,435     147,430
7 1/2% Debentures due July 1, 2023..........................    98,750      98,750
Property financing obligation expiring on August 8, 2009,
  net of unamortized discount of $165,353, with an effective
  interest rate of 4.3%.....................................    54,743
4 1/4% PEPS due March 15, 2001; 1,305,000 securities stated
  at current maturity value.................................    31,809      64,543
Others at various interest rates, maturing through 2001.....        69          84
                                                              --------    --------
                                                               933,075     459,022
Less current maturities.....................................    (7,671)        (15)
                                                              --------    --------
     Total long-term debt                                     $925,404    $459,007
                                                              ========    ========

     Interest rate swaps outstanding at December 31, 1997 converted the weighted average interest rate on the 7 1/2% Debentures and the Liquid Yield Option Notes (LYONs) from 5.7% to 3.5% for the year ended December 31, 1997.

     In September 1997, the Company issued $250,000,000 of 6.61% Debentures due September 15, 2027 (Debentures) with interest payable semiannually commencing March 15, 1998. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on September 15, 2004 at 100% of face value plus accrued interest.

     In April 1997, the Company received gross proceeds of $195,530,000 from the issuance of the LYONs. The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company also entered into an interest rate swap agreement for a notional amount of $170,111,000, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

     In March 1996, the Company issued 4 1/4% Premium Equity Participating Securities (PEPS) which hedge all or a significant portion of the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. As a result, the maturity value will generally move in tandem with changes in the fair market value of the Netscape stock. The PEPS obligation is recorded at the fair market

                            THE TIMES MIRROR COMPANY
value of the Netscape common stock when the fair market value is less than the issuance price of $39.25. When the fair market value exceeds $39.25, the PEPS obligation is recorded (a) at the issuance price of $39.25 if the fair market value of Netscape common stock is between $39.25 and $45.13 or (b) at 86.96% of the fair market value when the Netscape common stock exceeds $45.13. Changes in the maturity value of the PEPS are included as a separate component of shareholders' equity, net of applicable income taxes. At December 31, 1997 and 1996, the fair market value of Netscape common stock was $24.375 and $56.875 per share, respectively, resulting in a maturity value of approximately $24.38 and $49.46, respectively. The PEPS are redeemable at the option of the Company at any time after December 15, 2000. The redemption price is based on the market value of the Netscape common stock adjusted in accordance with a predetermined formula which allocates a portion of the appreciation, if any, to the Company.

     The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in September 2000. This agreement provides for borrowings up to $400,000,000 at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. The commitment fee is approximately 0.065% per annum. The lines of credit are used to support a commercial paper program. The weighted average interest rates and weighted average commercial paper borrowings were 5.6% and 5.4% and $72,561,000 and $63,959,000 during 1997 and 1996, respectively.

     The Company has $44,801,000 of undrawn standby letters of credit at December 31, 1997.

     The Company's revolving lines of credit contain restrictive provisions relating primarily to interest expense coverage. The Company's earnings before interest expense, income taxes, depreciation and amortization, divided by interest expense, must be greater than or equal to 5.0.

     At December 31, 1997, the aggregate principal maturities of the Company's debt are as follows (in thousands):

  1998....................................................   $146,340
  1999....................................................     15,605
  2000....................................................     16,296
  2001....................................................     48,822
  2002....................................................     17,746

NOTE 13 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

     Preferred Stocks. Series A, Series C-1 and Series C-2 preferred stocks are cumulative, non-voting stocks with annual dividends of 8%, 5.8% and 5.8%, respectively, based on liquidation value. Series A was entitled to dividends effective March 1, 1995. Initial dividends paid on Series C-1 and Series C-2, covering the period from the date of issuance to September 30, 1997, were $4,755,000 and $395,000, respectively. Dividends on Series C-1 and Series C-2 may increase commencing in 2001 to a maximum annual dividend of 8.4%, based on the percentage increases, if any, in the dividends paid by the Company on its common stock. Series A, Series C-1 and Series C-2 are convertible into Series A common stock in 2025 at the earliest. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of Series A common stock for the 20 trading days immediately preceding the conversion date. The maximum number of shares of Series A common stock into which Series C-2 can be converted is limited to 2,957,000 shares.

     Prior to April 2, 1997, Series B preferred stock was outstanding, cumulative, voting stock with an annual dividend rate of $1.374 per share; entitled to dividends commencing March 1, 1995; and mandatorily convertible into Series A common stock on April 1, 1998 or earlier. On February 28, 1997, the Series B preferred stock was called for redemption and was redeemed on April 2, 1997 for 4,446,000 shares of Series A common stock. The conversion ratio, determined pursuant to the original terms of the Series B, was .57083 of

                            THE TIMES MIRROR COMPANY
a share of Series A common stock. At the redemption date, the Company had forward purchase contracts for 3,900,000 shares of Series B with a weighted average forward price of $28.475 per share. These contracts provided for early termination and, in May 1997, the termination of the contract resulted in the purchase by the Company of 2,226,000 shares of Series A common stock for an aggregate cost of $111,530,000.

     Preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine.

     Common Stocks. Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C shares and the right to convert Series C shares into Series A shares. Series A shares are entitled to one vote per share and Series C shares are entitled to ten votes per share. Series C shares are subject to mandatory conversion into Series A shares upon transfer to any person other than a "Permitted Transferee" as defined in the Company's Certificate of Incorporation or upon the occurrence of certain regulatory events. Series B common stock is entitled to one-tenth vote per share and is available for common stock issuance transactions, such as underwritten public offerings and acquisitions.

     Treasury Stock. Treasury stock includes shares of Series A common stock and Series A preferred stock owned by related parties as well as Series A common stock repurchased by the Company as part of the stock repurchase program. Approximately 4,001,000 and 18,238,000 shares of Series A common stock and $177,039,000 and $190,486,000 stated value of Series A preferred stock, which are owned by LLC and CAC, respectively, are included in treasury stock at December 31, 1997.

     Stock Repurchases. During 1997, the Company repurchased 8,882,000 common shares for a total cost of $463,822,000. An additional 120,000 common shares were repurchased for $6,946,000 as a result of the exercise of put options. At December 31, 1997, the Company had 250,000 put options outstanding with a weighted average strike price of $54.40 per common share. The cash received from the issuance of put options during 1997 and 1996 was not significant. The put options entitle the holder to sell shares of Times Mirror Series A common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options outstanding at December 31, 1997 and 1996 has been transferred from shareholders' equity to "Common stock subject to put options." The unexpired put options are at strike prices ranging from $52.50 to $55.00. These put options expire at various times through April 1998.

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

     In connection with the Company's ongoing stock repurchase program, in October 1997, the Company's Board of Directors authorized the repurchase over the next three years of an additional 10 million shares of common stock. The aggregate remaining shares authorized for repurchase at December 31, 1997 is approximately 11.8 million shares. The common shares purchased under this program are intended to enhance shareholder value as well as to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program.

NOTE 14 -- STOCK OPTION AND AWARD PLANS

     The Company has various stock option plans under which options may be granted to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. Options that are not exercised expire ten years from the date of grant. Options granted to key employees generally vest over a four-year period. Grants made under a broad-based stock option plan, for employees not eligible for other stock option grants, are fully vested three years after the date of grant. Restricted stock is also awarded to key

                            THE TIMES MIRROR COMPANY
employees. The number of restricted stock awards, including matching awards in connection with the annual incentive bonus program, is not material.

     Options granted, exercised and forfeited were as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                              NUMBER OF     EXERCISE
                                                                SHARES       PRICE
                                                              ----------    --------
Options Outstanding December 31, 1994.......................   4,532,657     $31.16
  Adjustment due to reorganization..........................   3,065,245
  Granted...................................................   2,845,649      33.62
  Exercised.................................................  (1,207,180)     17.71
  Forfeited.................................................    (584,714)     15.68
                                                              ----------     ------
Options Outstanding December 31, 1995.......................   8,651,657      23.29
  Granted...................................................   1,613,851      33.22
  Exercised.................................................  (1,911,082)     18.86
  Forfeited.................................................    (582,937)     26.61
                                                              ----------     ------
Options Outstanding December 31, 1996.......................   7,771,489      26.12
  Granted...................................................   4,686,643      47.85
  Exercised.................................................  (1,617,045)     22.47
  Forfeited.................................................    (571,732)     34.03
                                                              ----------     ------
Options Outstanding December 31, 1997.......................  10,269,355     $36.17
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

     Information regarding stock options outstanding and exercisable as of December 31, 1997 is as follows:

                                                          PRICE RANGE
                                        ------------------------------------------------
                                         $11.43       $17.70       $30.06       $46.56
                                        TO $17.29    TO $23.94    TO $44.94    TO $59.53
                                        ---------    ---------    ---------    ---------
Options Outstanding
  Number..............................   127,318     2,434,632    3,197,073    4,510,332
  Weighted average exercise price.....    $16.61        $18.71       $33.73       $47.88
  Weighted average remaining
     contractual life.................   3 years       6 years      8 years      9 years
Options Exercisable
  Number..............................   127,318     1,640,439    1,029,543       71,100
  Weighted average exercise price.....    $16.61        $18.94       $34.51       $46.77

     At December 31, 1997 and 1996, shares reserved for future grants and awards were 13,057,372 and 16,800,309, respectively.

                            THE TIMES MIRROR COMPANY

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after December 31, 1994, its net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                      1997        1996         1995
                                                    --------    --------    ----------
Net income -- as reported.........................  $250,312    $206,444    $1,226,751
Pro forma stock compensation expense, net.........   (13,000)     (4,959)         (456)
                                                    --------    --------    ----------
Pro forma net income..............................  $237,312    $201,485    $1,226,295
                                                    ========    ========    ==========
Pro forma basic earnings per share*...............  $   2.18    $   1.54    $    10.01
                                                    ========    ========    ==========
Pro forma diluted earnings per share*.............  $   2.09    $   1.48    $    10.01
                                                    ========    ========    ==========

---------------
* Pro forma earnings per share for 1996 and 1995 were restated to adopt SFAS
  128.

     For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income for 1995 through 1997 will not be representative of future years' impact because options granted prior to 1995 are excluded from the pro forma calculations. Options are granted every year and the pro forma expense in future years will grow due to the added layers of amortization for succeeding grants. By 1999, however, the pro forma results will include a full four years' worth of option grants.

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value using the Black-Scholes option valuation model, were as follows:

                                                      1997        1996         1995
                                                    --------    --------     --------
Weighted average fair value of stock options
  granted.........................................    $11.90       $8.87        $8.72
Risk-free interest rate...........................       6.2%        5.4%         6.0%
Expected life.....................................   5 years     5 years      7 years
Expected volatility...............................       .22         .26          .27
Expected dividend yield...........................      2.33%       2.00%        2.93%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and lack of transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly with respect to the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

NOTE 15 -- RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

     Net periodic pension income for the defined benefit plans is as follows (in thousands):

                                                      1997        1996         1995
                                                    --------    --------     --------
Service cost -- benefits earned during period.....  $(33,164)   $(36,866)    $(39,448)
Interest cost on projected benefit obligation.....   (47,287)    (47,552)     (61,225)
Return on plan assets.............................    93,753      88,731       92,626
Net amortization and deferral.....................    21,651      19,995       14,619
                                                    --------    --------     --------
Net periodic pension income.......................  $ 34,953    $ 24,308     $  6,572
                                                    ========    ========     ========

                            THE TIMES MIRROR COMPANY

     Assumptions used in the actuarial computations were as follows:

                                                                 DECEMBER 31
                                                         ---------------------------
                                                         1997       1996       1995
                                                         -----      -----      -----
Discount rate..........................................    7.5%       8.0%       7.5%
Rate of increase in compensation levels................    5.0%       5.0%       5.0%
Expected long-term rate of return on assets............   9.75%      9.75%      9.75%

     The following sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                                  DECEMBER 31, 1997
                                                              --------------------------
                                                                ASSETS       ACCUMULATED
                                                                EXCEED        BENEFITS
                                                              ACCUMULATED      EXCEED
                                                               BENEFITS        ASSETS
                                                              -----------    -----------
Actuarial present value of benefit obligations
  Vested....................................................  $  499,509      $ 42,866
  Nonvested.................................................       5,405           366
                                                              ----------      --------
Accumulated benefit obligations.............................  $  504,914      $ 43,232
                                                              ==========      ========
Projected benefit obligations...............................  $  613,118      $ 49,267
Plan assets at fair value...................................   1,068,129        12,031
                                                              ----------      --------
Plan assets greater (less) than projected benefit
  obligations...............................................     455,011       (37,236)
Unrecognized net (gain) loss from past experience different
  from that assumed.........................................     (46,522)        4,971
Prior service cost not yet recognized.......................     (16,466)        7,789
Unrecognized net transition asset...........................     (25,216)
Adjustment to recognize additional minimum liability........                    (5,447)
                                                              ----------      --------
Prepaid pension cost (liability)............................  $  366,807      $(29,923)
                                                              ==========      ========

                                                                  DECEMBER 31, 1996
                                                              --------------------------
                                                                ASSETS       ACCUMULATED
                                                                EXCEED        BENEFITS
                                                              ACCUMULATED      EXCEED
                                                               BENEFITS        ASSETS
                                                              -----------    -----------
Actuarial present value of benefit obligations
  Vested....................................................  $  467,063      $ 40,947
  Nonvested.................................................       4,422           360
                                                              ----------      --------
Accumulated benefit obligations.............................  $  471,485      $ 41,307
                                                              ==========      ========
Projected benefit obligations...............................  $  555,036      $ 45,541
Plan assets at fair value...................................     965,057        10,327
                                                              ----------      --------
Plan assets greater (less) than projected benefit
  obligations...............................................     410,021       (35,214)
Unrecognized net (gain) loss from past experience different
  from that assumed.........................................     (19,058)        4,863
Prior service cost not yet recognized.......................     (17,252)        7,350
Unrecognized net transition asset...........................     (46,776)
Adjustment to recognize additional minimum liability........                    (8,558)
                                                              ----------      --------
Prepaid pension cost (liability)............................  $  326,935      $(31,559)
                                                              ==========      ========

                            THE TIMES MIRROR COMPANY

     Projected benefit obligations increased by approximately $48,471,000 at December 31, 1997 due to the change in the discount rate.

     Plan assets at December 31, 1997 include equity securities, corporate and government fixed income securities and real estate and other investments. Plan assets at December 31, 1996 included 632,000 shares of the Company's Series C common stock and 270,000 shares of Series B preferred stock with an aggregate fair value of $38,951,000.

     Benefits provided by the ESOP are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the ESOP, with the maximum offset equal to the value of the benefits earned under the defined benefit plan. The fair value of the ESOP assets was $307,188,000 and $273,753,000 as of December 31, 1997 and 1996, respectively. At December 31, 1997, the ESOP held 3,213,000 shares of Series A common stock, and 1,620,000 shares of Series C common stock. The ESOP currently covers approximately one-half of the Company's employees. The final contribution to the ESOP was in 1994 and the ESOP has been amended to discontinue contributions by the Company. There are no unallocated shares in the ESOP at December 31, 1997.

     Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1% to 15% of their basic compensation. The Company makes matching contributions equal to 50% of employee before-tax contributions from 1% to 6%. Employees may choose among eight investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $20,977,000, $20,293,000, and $21,347,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Net periodic postretirement benefit expense is as follows (in thousands):

                                                         1997       1996       1995
                                                        -------    -------    -------
Service cost -- benefits earned during period.........  $ 2,732    $ 3,190    $ 3,315
Interest cost on accumulated projected benefit
  obligation..........................................    8,204      9,361     12,707
Net amortization......................................  (10,210)    (8,396)    (8,627)
                                                        -------    -------    -------
Net periodic postretirement benefit expense...........  $   726    $ 4,155    $ 7,395
                                                        =======    =======    =======

     In addition, curtailment gains related to postretirement benefit plans totaling $12,044,000 were recorded in 1995 as a result of the workforce reductions. These gains reduced the reported restructuring charges.

     Assumptions used in the actuarial computations were as follows:

                                                                 DECEMBER 31
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Discount rate.........................................    7.5%       8.0%       7.5%
Health care cost trend rate...........................    8.5%       9.0%      10.0%

     At December 31, 1997, the health care cost trend rate of 8.5% was assumed to ratably decline to 5.0% by 2010 and remain at that level.

                            THE TIMES MIRROR COMPANY

     The following table sets forth the plans' unfunded obligations and amounts recognized in the consolidated balance sheets (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Actuarial present value of benefit obligations
  Retirees..................................................  $ 91,836    $ 92,694
  Other fully eligible participants.........................     6,759       6,309
  Other active participants.................................    34,006      30,289
                                                              --------    --------
Accumulated postretirement benefit obligations..............   132,601     129,292
Unrecognized net decrease in prior service cost.............    56,348      63,708
Unrecognized net gain from past experience
  different from that assumed...............................    45,426      47,397
                                                              --------    --------
Postretirement benefit liability............................  $234,375    $240,397
                                                              ========    ========

     The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. An increase of 1% in the health care cost trend rate would increase 1997 net periodic postretirement expense by $1,199,000 and increase the accumulated postretirement benefit obligations as of December 31, 1997 by $10,382,000.

     A Voluntary Employee Beneficiary Association (VEBA) trust funds certain health care benefits. Funding of the VEBA is generally made on a pay-as-you-go-basis, which leaves minimal cash in the VEBA trust.

NOTE 16 -- LEASES

     Rental expense under operating leases was $54,057,000, $58,909,000 and $66,539,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Capital leases, contingent rentals and sublease income are not significant. The future net minimum lease payments as of December 31, 1997 for all noncancelable operating leases, excluding future obligations included in the restructuring liabilities on the consolidated balance sheets, are as follows (in thousands):

1998......................................................  $ 41,970
1999......................................................    37,452
2000......................................................    31,795
2001......................................................    29,179
2002......................................................    28,024
Later years...............................................   118,948
                                                            --------
Total.....................................................  $287,368
                                                            ========

NOTE 17 -- BUSINESS SEGMENTS

     Financial data for the Company's three business segments, Newspaper Publishing, Professional Information and Magazine Publishing, presented on page 16 of this report, are incorporated herein by reference. Revenues derived from these business segments represent approximately 66%, 26% and 7%, respectively, of the Company's consolidated 1997 revenues. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes various books and other media, including legal and health information services publications, aeronautical charts and flight information, sales and management training programs and, prior to October 15, 1996, higher education textbooks. The Magazine Publishing segment

                            THE TIMES MIRROR COMPANY
publishes special interest and trade magazines. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted for at market price.

NOTE 18 -- USE OF ESTIMATES AND OTHER UNCERTAINTIES

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

     The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in expenses related to new initiatives and product improvement efforts in the flight information and health information operating units; (e) unfavorable foreign currency fluctuations; and (f) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

NOTE 19 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                                      1997 QUARTERS ENDED
                                          --------------------------------------------
                                          MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                          --------    --------    --------    --------
Revenues................................  $773,882    $811,813    $814,478    $918,355
Costs and expenses
  Cost of sales.........................   398,408     408,139     417,603     450,446
  Selling, general and administrative
     expenses...........................   287,934     282,892     272,537     339,795
                                          --------    --------    --------    --------
Operating profit........................    87,540     120,782     124,338     128,114
Interest expense, net...................    (9,048)     (9,802)    (14,069)    (17,852)
Equity income...........................       766       1,602       2,916       1,607
Other, net..............................       107       1,204      (1,421)        523
                                          --------    --------    --------    --------
Income from operations before
  income taxes..........................    79,365     113,786     111,764     112,392
Income tax provision....................    34,132      47,800      44,840      40,223
                                          --------    --------    --------    --------
Net income..............................  $ 45,233    $ 65,986    $ 66,924    $ 72,169
                                          ========    ========    ========    ========
Basic earnings per share*...............  $    .37    $    .60    $    .64    $    .76
                                          ========    ========    ========    ========
Diluted earnings per share*.............  $    .36    $    .58    $    .62    $    .73
                                          ========    ========    ========    ========

                            THE TIMES MIRROR COMPANY

                                                      1996 QUARTERS ENDED
                                          --------------------------------------------
                                          MAR. 31     JUNE 30     SEPT. 30    DEC. 31
                                          --------    --------    --------    --------
Revenues................................  $806,759    $837,295    $885,561    $871,369
Costs and expenses
  Cost of sales.........................   446,276     434,746     456,237     445,452
  Selling, general and administrative
     expenses...........................   310,255     318,260     319,044     307,335
  Restructuring charges.................                                        50,924
                                          --------    --------    --------    --------
Operating profit........................    50,228      84,289     110,280      67,658
Interest income (expense), net..........    (5,451)     (7,408)    (12,277)      4,232
Equity income (loss)....................       626        (245)       (237)      4,235
Other, net..............................     2,668       2,839         780     101,772
                                          --------    --------    --------    --------
Income from operations before
  income taxes..........................    48,071      79,475      98,546     177,897
Income tax provision....................    22,034      33,452      42,841      99,218
                                          --------    --------    --------    --------
Net income..............................  $ 26,037    $ 46,023    $ 55,705    $ 78,679
                                          ========    ========    ========    ========
Basic earnings per share*...............  $    .14    $    .34    $    .44    $    .69
                                          ========    ========    ========    ========
Diluted earnings per share*.............  $    .14    $    .33    $    .42    $    .64
                                          ========    ========    ========    ========

---------------
* Earnings per share for the first three quarters of 1997 and all of 1996 were restated to adopt SFAS 128.

NOTE 20 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 21 -- FUTURE ACCOUNTING REQUIREMENTS

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. The disclosures required by these statements are under review by the Company and must be reported in 1998. The adoption of these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                            THE TIMES MIRROR COMPANY

NOTE 22 -- STRATEGIC ALTERNATIVES FOR CERTAIN ASSETS

     In November 1997, the Company initiated a comprehensive review of the strategic position and alternatives of its investments in legal publisher, Matthew Bender & Company, Inc., and health sciences publisher, Mosby, Inc. The Company has retained an investment banking firm and is evaluating a variety of alternatives including a sale to a third party, a spin-off to shareholders and swaps for other strategic assets. The Company does not expect a definitive announcement before Spring 1998. Revenues of these businesses represent approximately 15% and 13% of consolidated revenues of the Company for the years ended December 31, 1997 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's principal officers, including executive officers, are listed in Part I hereof. The information under the headings "Election of Directors," "Nominees for Directors," "Continuing Directors," "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the heading "Ownership of Voting Securities" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules filed as part of this report:

        As listed in the Index to Financial Statements and Financial Statement Schedule on page 26 hereof.

     (a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index beginning on page 62 hereof.

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By:      /s/ MARK H. WILLES

                                            ------------------------------------
                                                       Mark H. Willes
                                              Chairman of the Board, President
                                                and Chief Executive Officer

Dated: March 5, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ MARK H. WILLES                        Chairman of the Board,        March 5, 1998
-----------------------------------------------------    President, Chief Executive
                   Mark H. Willes                      Officer and Director (Principal
                                                             Executive Officer)

                 /s/ THOMAS UNTERMAN                   Senior Vice President and Chief   March 5, 1998
-----------------------------------------------------   Financial Officer (Principal
                   Thomas Unterman                        Financial and Accounting
                                                                  Officer)

            /s/ GWENDOLYN GARLAND BABCOCK                         Director               March 5, 1998
-----------------------------------------------------
              Gwendolyn Garland Babcock

                 /s/ DONALD R. BEALL                              Director               March 5, 1998
-----------------------------------------------------
                   Donald R. Beall

                 /s/ JOHN E. BRYSON                               Director               March 5, 1998
-----------------------------------------------------
                   John E. Bryson

                 /s/ BRUCE CHANDLER                               Director               March 5, 1998
-----------------------------------------------------
                   Bruce Chandler

                  /s/ OTIS CHANDLER                               Director               March 5, 1998
-----------------------------------------------------
                    Otis Chandler

                /s/ ROBERT F. ERBURU                              Director               March 5, 1998
-----------------------------------------------------
                  Robert F. Erburu

              /s/ CLAYTON W. FRYE, JR.                            Director               March 5, 1998
-----------------------------------------------------
                Clayton W. Frye, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ DAVID LAVENTHOL                              Director               March 5, 1998
-----------------------------------------------------
                   David Laventhol

             /s/ ALFRED E. OSBORNE, JR.                           Director               March 5, 1998
-----------------------------------------------------
               Alfred E. Osborne, Jr.

                 /s/ JOAN A. PAYDEN                               Director               March 5, 1998
-----------------------------------------------------
                   Joan A. Payden

             /s/ WILLIAM STINEHART, JR.                           Director               March 5, 1998
-----------------------------------------------------
               William Stinehart, Jr.

               /s/ HAROLD M. WILLIAMS                             Director               March 5, 1998
-----------------------------------------------------
                 Harold M. Williams

              /s/ WARREN B. WILLIAMSON                            Director               March 5, 1998
-----------------------------------------------------
                Warren B. Williamson

                 /s/ EDWARD ZAPANTA                               Director               March 5, 1998
-----------------------------------------------------
                   Edward Zapanta

                            THE TIMES MIRROR COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                                   CHARGED TO
                                      BALANCE AT    COSTS AND    CHARGED      DEDUCTIONS   BALANCE AT
                                      BEGINNING     EXPENSES     TO OTHER        FROM        END OF
                                      OF PERIOD    OR REVENUES   ACCOUNTS      RESERVES      PERIOD
                                      ----------   -----------   --------     ----------   ----------
Year ended 12/31/97
  Allowance for doubtful accounts...   $36,043      $ 26,891     $    (80)    $ (26,314)    $36,540
  Allowance for returns.............    43,497        87,710       (3,102)      (98,420)     29,685
                                       -------      --------     --------     ---------     -------
                                       $79,540      $114,601     $ (3,182)(A) $(124,734)    $66,225
                                       =======      ========     ========     =========     =======
Year ended 12/31/96
  Allowance for doubtful accounts...   $32,187      $ 30,180     $ (1,270)    $ (25,054)    $36,043
  Allowance for returns.............    47,349       117,001       (9,871)     (110,982)     43,497
                                       -------      --------     --------     ---------     -------
                                       $79,536      $147,181     $(11,141)(A) $(136,036)    $79,540
                                       =======      ========     ========     =========     =======
Year ended 12/31/95
  Allowance for doubtful accounts...   $29,249      $ 25,184     $     49     $ (22,295)    $32,187
  Allowance for returns.............    43,068       128,451         (247)     (123,923)     47,349
                                       -------      --------     --------     ---------     -------
                                       $72,317      $153,635     $   (198)    $(146,218)    $79,536
                                       =======      ========     ========     =========     =======

---------------
(A) Primarily allowances of businesses sold.

                                 EXHIBIT INDEX

     Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Times Mirror, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

    EXHIBIT
      NO.
    -------
     *2.1      Agreement and Plan of Merger by and among Old Times Mirror,
               New TMC Inc. (subsequently changed to The Times Mirror
               Company), Cox Cable Communications, Inc. and Cox
               Enterprises, Inc., dated as of June 5, 1994 (Annex IV to Old
               Times Mirror's definitive Proxy Statement for Special
               Meeting of Stockholders, dated December 16, 1994)
     *2.2      Contribution and Assumption Agreement by and between Old
               Times Mirror and New TMC Inc. (subsequently changed to The
               Times Mirror Company) as of February 1, 1995 (Annex IV to
               Old Times Mirror's definitive Proxy Statement for Special
               Meeting of Stockholders, dated December 16, 1994)
     *2.3      Amendment No. 1 to Agreement and Plan of Merger by and among
               Old Times Mirror, New TMC Inc. (subsequently changed to The
               Times Mirror Company), Cox Communications, Inc. and Cox
               Enterprises, Inc. dated as of December 16, 1994 (Annex V to
               Old Times Mirror's definitive Proxy Statement for Special
               Meeting of Stockholders, dated December 16, 1994)
     *2.4      Exchange Agreement dated as of July 3, 1996, and Amendment to Exchange Agreement dated as of October 15, 1996, by and among Times Mirror, Mosby-Year Book, Inc. and The
               McGraw-Hill Companies, Inc. (Exhibits 2.1 and 2.2,
               respectively, to Times Mirror's Current Report on Form 8-K, dated October 30, 1996)
     *2.5      Agreement and Plan of Merger by and among Times Mirror,
               Chandis Acquisition Corporation, Chandis Securities Company,
               and the shareholders of Chandis Securities Company, dated
               August 8, 1997 (Exhibit 2.1 to Times Mirror's Current Report
               on Form 8-K, dated August 8, 1997)
     *2.6      Contribution Agreement among Times Mirror, certain
               subsidiaries thereof, Chandler Trust No. 1 and Chandler
               Trust No. 2, dated August 8, 1997 (Exhibit 10.2 to Current
               Report on Form 8-K, dated August 8, 1997)
     *3.1      Restated Certificate of Incorporation of Times Mirror, as
               filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
               Statement on Form S-4 (File No. 33-87482))
     *3.2      Certificate of Amendment to Certificate of Incorporation of
               Times Mirror, as filed with the Secretary of State of the
               State of Delaware on February 1, 1995 (Exhibit to Times
               Mirror's Registration Statement on Form S-4 (File No.
               33-87482))
     *3.3      Certificate of Designations of Series C Common Stock, as
               filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
               Statement on Form S-4 (File No. 33-87482))
     *3.4      Bylaws of Times Mirror (Exhibit 3.4 to Times Mirror's 1995
               Annual Report on Form 10-K)
     *3.5      Certificate of Designations of Series A Preferred Stock
               (Exhibit 3.5 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *3.6      Certificate of Designations of Series B Preferred Stock
               (Exhibit 3.6 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *3.7      Certificate of Designation of Series C-1 Preferred Stock
               (Exhibit 4.1 to Times Mirror's Current Report on Form 8-K,
               dated August 8, 1997)
     *3.8      Certificate of Designation of Series C-2 Preferred Stock
               (Exhibit 4.2 to Times Mirror's Current Report on Form 8-K,
               dated August 8, 1997)

    EXHIBIT
      NO.
    -------
     *4.1      Indenture by and between New TMC Inc. (subsequently changed to The Times Mirror Company) and Wells Fargo Bank (successor to First Interstate Bank of California), as Trustee for the
               7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023,
               dated January 30, 1995 (Exhibit 4.1 to Times Mirror's 1995
               Annual Report on Form 10-K)
     *4.2      Specimen Note for 7 1/4% Debenture due March 1, 2013 (New
               TMC Inc., subsequently changed to The Times Mirror Company)
               (Exhibit 4.2 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *4.3      Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC
               Inc., subsequently changed to The Times Mirror Company)
               (Exhibit 4.3 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *4.4      Indenture dated March 19, 1996, by and between The Times
               Mirror Company and Citibank, N.A., as Trustee for the 4 1/4%
               PEPS due March 15, 2001 and the 7 1/4% Debentures due
               November 15, 2096 (Exhibit 4.1 to Times Mirror's Current
               Report on Form 8-K, dated March 19, 1996)
     *4.5      Officers' Certificate dated as of March 19, 1996
               establishing the terms of the PEPS and attaching the
               Specimen Certificate for the 4 1/4% PEPS due March 15, 2001
               and the Specimen Certificate of Global PEPS (Exhibit 4.2 to
               Times Mirror's Current Report on Form 8-K, dated March 19,
               1996)
     *4.6      Officers' Certificate dated November 13, 1996 establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to
               Times Mirror's Current Report on form 8-K, dated November
               13, 1996)
     *4.7      Indenture dated April 15, 1997 between Times Mirror and
               Citibank, N.A., as trustee (Exhibit 4.1 to Times Mirror's
               Current Report on Form 8-K, dated April 9, 1997)
     *4.8      Officer's Certificate dated September 9, 1997 establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to
               Times Mirror's Current Report on Form 8-K, dated September
               9, 1997)
    *10.1      Deferred Compensation Plan for Executives (Exhibit 10.1 to
               Times Mirror's 1994 Annual Report on Form 10-K)
    *10.2      1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
               definitive Proxy Statement, dated March 27, 1987)
    *10.3      1984 Executive Stock Option Plan (Exhibit A to Old Times
               Mirror's definitive Proxy Statement, dated April 23, 1984)
    *10.4      1988 Executive Stock Option Plan (Exhibit A to Old Times
               Mirror's Proxy Statement, dated March 30, 1988)
    *10.5      Deferral Plan for Directors' Fees (Exhibit 10.8 to Old Times
               Mirror's 1981 Annual Report on Form 10-K)
    *10.6      The Times Mirror Pension Plan for Directors, as Amended and
               Restated on March 5, 1987 (Exhibit 10.11 to Old Times
               Mirror's 1986 Annual Report on Form 10-K)
    *10.7      Deferred Compensation Plan for Non-Employee Directors
               (Exhibit 10.7 to Times Mirror's 1994 Annual Report on Form
               10-K)
    *10.8      Non-Employee Director Stock Option Plan (Appendix A to Old
               Times Mirror's definitive Proxy Statement, dated March 21,
               1994)
    *10.9      Agreement dated April 29, 1985 between Old Times Mirror and
               Otis Chandler (Exhibit 10.10 to Old Times Mirror's 1985
               Annual Report on Form 10-K)
    *10.10     Letter Agreement amended and restated as of August 28, 1995 between Times Mirror and Mark H. Willes (Exhibit 10.10 to
               Times Mirror's 1995 Annual Report on Form 10-K)

    EXHIBIT
      NO.
    -------
    *10.11     1992 Key Employee Long-Term Incentive Plan (Appendix A to
               Old Times Mirror's Proxy Statement, dated March 20, 1992)
    *10.12     1996 Management Incentive Plan (Exhibit 10.12 to Times
               Mirror's 1995 Annual Report on Form 10-K)
    *10.13     Non-Employee Directors Stock Plan (Exhibit 10.13 to Times
               Mirror's 1995 Annual Report on Form 10-K)
    *10.14     The Times Mirror Company Non-Employee Directors Stock Plan
               As Amended and Restated Effective January 1, 1997 (Exhibit
               10.14 to Times Mirror's 1996 Annual Report on Form 10-K)
    *10.15     The Times Mirror Company 1997 Directors Stock Option Plan
               (Exhibit 10.15 to Times Mirror's 1996 Annual Report on Form
               10-K)
    *10.16     Limited Liability Company Agreement of TMCT, LLC, dated
               August 8, 1997 (Exhibit 10.1 to Times Mirror's Current
               Report on Form 8-K, dated August 8, 1997)
    *10.17     Registration Rights Agreement by and among Times Mirror and the shareholders of Chandis Securities Company, dated August
               8, 1997 (Exhibit 10.3 to Times Mirror's Current Report on
               Form 8-K, dated August 8, 1997)
    *10.18     Lease Agreement between TMCT, LLC and Times Mirror, dated
               August 8, 1997 (Exhibit 10.4 to Times Mirror's Current
               Report on Form 8-K, dated August 8, 1997)
     11        Computation of Earnings Per Share
     12        Computation of Ratio of Earnings to Fixed Charges and Ratio
               of Earnings to Fixed Charges and Preferred Dividends
     21        Subsidiaries of the Registrant
     23        Consent of Ernst & Young LLP, Independent Auditors
     27        Financial Data Schedules