Form 10-Q
period 1998-03-31
TIMES MIRROR CO /NEW/
filed 1998-05-04
CIK 925260

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  --------------- to  ---------------

                         Commission File Number 1-13492

                            ------------------------

                            THE TIMES MIRROR COMPANY

STATE OF INCORPORATION: DELAWARE              I.R.S. EMPLOYER ID. NO. 95-4481525

                            ------------------------

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

                                Yes [X]  No [ ]

Number of shares of Series A Common Stock outstanding at April 24, 1998:
63,295,267, excluding 18,237,864 shares held by subsidiaries of the Registrant and 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC and 1,118,480 held as treasury shares.

Number of shares of Series C Common Stock outstanding at April 24, 1998:
25,436,733.
================================================================================

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

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
REVENUES....................................................  $803,900    $773,882
COSTS AND EXPENSES:
  Cost of sales.............................................   427,042     398,408
  Selling, general and administrative expenses..............   286,576     287,934
                                                              --------    --------
                                                               713,618     686,342
OPERATING PROFIT............................................    90,282      87,540
Interest expense............................................   (19,527)    (10,012)
Interest income.............................................     5,348         964
Equity income (loss)........................................    (2,794)        766
Other, net..................................................     4,421         107
                                                              --------    --------
Income before income tax provision..........................    77,730      79,365
Income tax provision........................................    32,469      34,132
                                                              --------    --------
NET INCOME..................................................    45,261      45,233
Preferred dividend requirements.............................     5,424      10,911
                                                              --------    --------
Earnings applicable to common shareholders..................  $ 39,837    $ 34,322
                                                              ========    ========
Earnings per common share:
  Basic.....................................................  $    .45    $    .37
                                                              ========    ========
  Diluted...................................................  $    .44    $    .36
                                                              ========    ========
Weighted average shares outstanding:
  Basic.....................................................    88,335      93,931
                                                              ========    ========
  Diluted...................................................    90,740      96,248
                                                              ========    ========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................  $   51,602      $   56,996
  Accounts receivable, less allowance for doubtful accounts
     and returns of $65,202 and $66,225.....................     449,945         499,642
  Inventories...............................................      76,419          76,531
  Deferred income taxes.....................................      79,864          58,807
  Prepaid expenses..........................................      44,016          34,205
  Other current assets......................................      13,720          37,763
                                                              ----------      ----------
     Total current assets...................................     715,566         763,944
Property, plant and equipment, net..........................     989,612         997,430
Goodwill, net...............................................     562,428         554,854
Other intangibles, net......................................     115,548         118,677
Deferred charges............................................     158,231         158,996
Equity investments..........................................     344,585         350,571
Other assets................................................     526,932         471,121
                                                              ----------      ----------
     Total assets...........................................  $3,412,902      $3,415,593
                                                              ==========      ==========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $   272,880    $   328,203
  Short-term debt...........................................      182,087        139,067
  Employees' compensation...................................       81,651        119,164
  Unearned income...........................................      231,935        229,457
  Other current liabilities.................................       87,927        105,892
                                                              -----------    -----------
     Total current liabilities..............................      856,480        921,783
Long-term debt..............................................      917,822        925,404
Deferred income taxes.......................................      166,631        149,561
Other liabilities...........................................      536,736        529,246
                                                              -----------    -----------
     Total liabilities......................................    2,477,669      2,525,994
Common stock subject to put options.........................       25,575         13,600
Commitments and contingencies
Shareholders' equity
  Preferred stock, $1 par value; stated at liquidation
     value; convertible to Series A common stock:
     Series A: 900,000 shares authorized; 824,000 shares
      issued and outstanding................................      411,784        411,784
     Series C-1: 381,000 shares authorized, issued and
      outstanding...........................................      190,486        190,486
     Series C-2: 245,000 shares authorized, issued and
      outstanding...........................................      122,550        122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized; no shares issued or outstanding
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 86,617,000 and
      86,552,000 shares issued and outstanding..............       86,617         86,552
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding
     Series C: convertible to Series A common stock;
      300,000,000 shares authorized; 25,472,000 and
      25,503,000 shares issued and
       outstanding..........................................       25,472         25,503
  Additional paid-in capital................................    1,242,664      1,253,142
  Retained earnings.........................................      386,100        384,503
  Accumulated other comprehensive income....................       12,923         12,804
                                                              -----------    -----------
                                                                2,478,596      2,487,324
  Less treasury stock at cost:
  Series A common stock: 23,383,000 and 24,151,000 shares;
     and Series A preferred stock: 735,000 shares...........   (1,568,938)    (1,611,325)
                                                              -----------    -----------
     Total shareholders' equity.............................      909,658        875,999
                                                              -----------    -----------
     Total liabilities and shareholders' equity.............  $ 3,412,902    $ 3,415,593
                                                              ===========    ===========

            See notes to condensed consolidated financial statements

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1998        1997
                                                              -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities.................  $50,959    $  30,698
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................  (12,819)      (7,565)
  Proceeds from sales of assets.............................    5,253        4,646
  Capital expenditures......................................  (25,593)     (22,016)
  Capitalization of product costs...........................   (3,926)      (6,323)
  Note receivable...........................................  (47,600)
  Other, net................................................  (14,339)       2,723
                                                              -------    ---------
     Net cash used in investing activities..................  (99,024)     (28,535)
                                                              -------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of commercial paper............   82,684      108,980
  Proceeds from exercise of stock options...................   20,669       15,208
  Repayments of other debt..................................  (39,621)          (3)
  Dividends paid............................................  (21,338)     (20,130)
  Repurchase of common stock................................     (320)    (201,622)
  Other, net................................................      597         (711)
                                                              -------    ---------
     Net cash provided by (used in) financing activities....   42,671      (98,278)
                                                              -------    ---------
Decrease in cash and cash equivalents.......................   (5,394)     (96,115)
Cash and cash equivalents at beginning of year..............   56,996      145,105
                                                              -------    ---------
Cash and cash equivalents at end of period..................  $51,602    $  48,990
                                                              =======    =========

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Such items were reported in shareholders' equity prior to the adoption of SFAS 130. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the first quarters of 1998 and 1997, total comprehensive income amounted to $45,380,000 and $21,000,000, respectively. Comprehensive income differs from net income in the first quarter of 1997 primarily due to the reclassification adjustment of realized gains that are recognized in net income, which were previously included as part of comprehensive income.

NOTE 3 -- RESTRUCTURING

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Other current liabilities:
  1995 Restructuring........................................   $20,609      $22,860
  1996 Restructuring........................................       193          390
Other liabilities:
  1995 Restructuring........................................    31,503       36,856
                                                               -------      -------
                                                               $52,305      $60,106
                                                               =======      =======

     The restructuring liabilities relate primarily to severance costs and lease payments. During the quarter ended March 31, 1998, cash spent on severance payments related to 1995 restructuring efforts totaled $1,688,000. At March 31, 1998, the remaining liability for 1995 severance costs aggregated $5,381,000.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the quarters ended March 31, 1998 and 1997 included interest of $21,260,000 and $6,851,000 and income taxes of $6,191,000 and $51,455,000, respectively.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- DEBT

     Debt consists of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
Short-term debt:
  Commercial paper at a weighted average interest rate of
     5.7% and 5.9%..........................................  $169,132      $ 86,448
  Notes payable at 6.125% due January 2, 1998...............                  39,209
  Current maturities of long-term debt......................     7,624         7,671
  Other.....................................................     5,331         5,739
                                                              --------      --------
     Total short-term debt..................................  $182,087      $139,067
                                                              ========      ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount
     of $101................................................  $249,899      $249,899
  4.75% Liquid Yield Option Notes due 2017, net of
     unamortized discount of $295,468 and $297,845..........   204,532       202,155
  7 1/4% Debentures due March 1, 2013.......................   148,215       148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of
     $563 and $565..........................................   147,437       147,435
  7 1/2% Debentures due July 1, 2023........................    98,750        98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $163,611 and $165,353,
     with an effective interest rate of 4.3%................    52,813        54,743
  4 1/4% Premium Equity Participating Securities due March
     15, 2001; 1,305,000 securities stated at current
     maturity value.........................................    23,735        31,809
  Others at various interest rates, maturing through 2001...        65            69
                                                              --------      --------
                                                               925,446       933,075
  Less current maturities...................................    (7,624)       (7,671)
                                                              --------      --------
     Total long-term debt...................................  $917,822      $925,404
                                                              ========      ========

     The Company has interest rate swap agreements on the 7 1/2% Debentures and the Liquid Yield Option Notes (LYON(TM)) for notional amounts of $100,000,000 and $170,111,000, respectively. These swaps effectively convert a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR. As such, these interest rate swaps converted the weighted average interest rate from 5.7% to 4.0% for the quarter ended March 31, 1998.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included in accumulated other comprehensive income, net of applicable income taxes. At March 31, 1998 and December 31, 1997, the fair market value of Netscape common stock was $18.1875 and $24.375 per share, respectively. The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Earnings:
  Net income................................................  $45,261     $45,233
  Preferred dividends.......................................   (5,424)    (10,911)
                                                              -------     -------
  Earnings applicable to common shareholders for basic and
     diluted earnings
     per share..............................................  $39,837     $34,322
                                                              =======     =======
Shares:
  Weighted average shares for basic earnings per share......   88,335      93,931
  Stock options.............................................    2,405       2,317
                                                              -------     -------
  Adjusted weighted average shares for diluted earnings per
     share..................................................   90,740      96,248
                                                              =======     =======
  Basic earnings per share..................................  $   .45     $   .37
                                                              =======     =======
  Diluted earnings per share................................  $   .44     $   .36
                                                              =======     =======

     The Company has convertible securities which are not included in the calculation of diluted earnings per share because the effects are antidilutive.

     Cash dividends of $.18 and $.10 per share of common stock were declared in the quarters ended March 31, 1998 and 1997, respectively.

NOTE 7 -- CAPITAL STOCK

     At March 31, 1998, the Company had 450,000 put options outstanding with an average strike price of approximately $56.83. The put options, which have various expiration dates in the second and third quarters of 1998, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

NOTE 8 -- STOCK OPTIONS

     During the quarter ended March 31, 1998, the Company issued 770,000 shares of its common stock as a result of the exercise of stock options.

     The Company granted each eligible employee 100 stock options on February 5, 1998. This grant resulted in the issuance of approximately 1,756,000 stock options at an option price of $58.03125 which was equal to fair value at the date of grant. These options will be fully vested on February 6, 2001 for employees still employed by the Company at that date.

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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

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

NOTE 11 -- FUTURE ACCOUNTING REQUIREMENTS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997. Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132) was issued in February 1998. The disclosures required by these statements must be reported by the Company's year end in 1998. The Company is reviewing SFAS 131 and SFAS 132 and will adopt them by the required dates. The adoption of these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 12 -- ACQUISITION AND PENDING DISPOSITION OF CERTAIN ASSETS

     On April 27, 1998, Times Mirror announced that Reed Elsevier Inc. will acquire Matthew Bender & Company, Inc., the Company's legal publisher and Times Mirror's 50% ownership interest in Shepard's in a transaction valued at $1.65 billion. Pending the customary regulatory review, the transaction is expected to be completed in Summer 1998. The Company is also evaluating a variety of alternatives regarding its investment in Mosby, Inc., its health sciences publisher, and an announcement is expected in the second quarter of 1998.

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler Publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county. The Company also acquired preferred stock of Target Media Partners, a new entity that owns all of the non-Los Angeles area assets of Recycler. Together, these transactions value the Recycler organization at more than $200 million.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                                                      FIRST QUARTER
                                                              ------------------------------
                                                                1998        1997      CHANGE
                                                              --------    --------    ------
Revenues....................................................  $803,900    $773,882      3.9%
Operating profit............................................    90,282      87,540      3.1
Interest expense, net.......................................   (14,179)     (9,048)    56.7
Net income..................................................    45,261      45,233      0.1
Preferred dividend requirements.............................     5,424      10,911    (50.3)
Earnings applicable to common shareholders..................    39,837      34,322     16.1
Earnings per common share:
  Basic.....................................................  $    .45    $    .37     21.6
  Diluted...................................................  $    .44    $    .36     22.2

     Growth in each of the Company's three business segments led to higher revenues in the first quarter of 1998 compared to the first quarter of 1997.

     Consolidated operating profit for the first quarter of 1998 increased from the first quarter of 1997, reflecting improved results in the Professional Information segment and lower Corporate and Other expenses, partially offset by reduced operating profit in the Newspaper Publishing and Magazine Publishing segments. Substantially higher newsprint expense, as well as softer than expected advertising revenue and increased investments in circulation growth at the Los Angeles Times, contributed to the decline in operating profit in Newspaper Publishing, the Company's largest business segment. Higher newsprint expense along with the Company's continuing spending to build advertising and circulation volume growth, particularly at The Times, is expected to result in newspaper operating costs rising faster in 1998 than in 1997.

     Diluted earnings per share for the first quarter of 1998 benefited from lower preferred dividend requirements and a reduction in average shares outstanding. Preferred dividend requirements in the first quarter of 1998 declined due to the Company's redemption of its Series B preferred stock in April 1997 and a recapitalization in August 1997.

     Net interest expense for the first quarter of 1998 was higher than the prior-year quarter due primarily to increased debt levels attributable to 1997 common stock repurchases and the recapitalization in 1997.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                                      FIRST QUARTER
                                                              ------------------------------
                                                                1998        1997      CHANGE
                                                              --------    --------    ------
Revenues
  Advertising...............................................  $415,636    $391,203      6.2%
  Circulation...............................................   106,528     108,465     (1.8)
  Other.....................................................    20,757      11,844     75.3
                                                              --------    --------     ----
                                                              $542,921    $511,512      6.1%
                                                              ========    ========     ====
Operating profit............................................  $ 90,154    $ 95,264     (5.4)%
                                                              ========    ========     ====

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

     Newspaper Publishing revenues rose in the first quarter of 1998 compared to the first quarter of 1997 with gains in advertising and circulation volume growth, particularly at the Company's three largest newspapers. Advertising revenues continued to improve at all newspapers with strong gains at the Eastern Newspapers, reflecting, in part, the results of Patuxent Publishing Company and This Week Publications, Inc. which were acquired in the second half of 1997. Advertising revenues increased modestly at The Times, the Company's largest newspaper, but it experienced weaker than expected results, particularly in the classified help-wanted category.

     Circulation revenue declined slightly as marketing strategies involving pricing and promotional discounts helped stimulate circulation volume gains but resulted in lower overall circulation revenues. Average daily and Sunday circulation were higher at each of the Company's three largest newspapers, The Times, Newsday and The Baltimore Sun, for the six-month period ended March 31, 1998, as reported by the Company to the Audit Bureau of Circulations. In addition, average daily circulation increased at The Morning Call, as well as The (Stamford) Advocate and Greenwich Time, and average Sunday circulation rose at The Hartford Courant, as well as The (Stamford) Advocate and Greenwich Time. For The Times, average daily circulation rose over 2%, or 26,195, to 1,095,007 and average Sunday circulation rose almost 2%, or 23,385, to 1,385,373 for the six-month period ended March 31, 1998, with strong growth achieved in the 1998 first quarter. At Newsday, average daily circulation for the six-month period ended March 31, 1998 increased over 2%, or 12,050, to 571,283 and average Sunday circulation increased almost 2%, or 11,113, to 657,559, the largest March gains for Long Island's Newsday since 1987.

     Segment operating profit declined due primarily to a 26% rise in newsprint expense, as both average newsprint price and consumption increased in the first quarter of 1998 compared to the prior-year quarter. Non-newsprint costs rose 5% in the 1998 first quarter, reflecting, in part, the 1997 second-half acquisitions of weeklies and shoppers.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                                                      FIRST QUARTER
                                                              ------------------------------
                                                                1998        1997      CHANGE
                                                              --------    --------    ------
Revenues....................................................  $191,600    $190,862      0.4%
                                                              ========    ========
Operating profit............................................  $ 20,876    $ 17,527     19.1%
                                                              ========    ========

     Professional Information's operating profit rose in the first quarter of 1998 due to improved performance at AchieveGlobal, the Company's integrated training company, and the third quarter 1997 acquisition of Krames Communications Incorporated, a publisher of consumer-oriented health education information.

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit (loss) were as follows (dollars in thousands):

                                                                     FIRST QUARTER
                                                              ----------------------------
                                                               1998       1997      CHANGE
                                                              -------    -------    ------
Revenues....................................................  $65,645    $57,876      13.4%
                                                              =======    =======
Operating profit (loss).....................................  $  (223)   $ 2,591    (100)+%
                                                              =======    =======

     Magazine Publishing achieved advertising revenue gains at nearly all magazines in the first quarter of 1998. The acquisitions of TransWorld Skateboarding and Warp in April 1997, as well as Ride BMX, SNAP

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

and InterZine Productions, Inc. in the first quarter of 1998, also contributed to higher revenues. Operating profit for the segment declined, however, due to the substantial investment related to the relaunch of The Sporting News and higher paper costs.

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                                                                      FIRST QUARTER
                                                              ------------------------------
                                                                1998        1997      CHANGE
                                                              --------    --------    ------
Revenues....................................................  $  4,050    $ 13,835    (70.7)%
                                                              ========    ========
Operating loss..............................................  $(20,525)   $(27,842)   (26.3)%
                                                              ========    ========

     Corporate and Other includes the results of Apartment Search, Hollywood Online, Auction Universe and ListingLink. The 1997 segment results have been restated to include Apartment Search and Hollywood Online, which were formerly included in the Newspaper Publishing segment. The decline in revenues for the first quarter of 1998 was attributable to the divestitures of two publishing operations in mid-1997. Operating loss for the 1998 first quarter decreased from the prior year due to the absence of certain information systems costs incurred in 1997, as well as operating losses of the divested businesses.

OTHER INCOME

     For the first quarter of 1998, the Company had equity income from the Shepard's joint venture of $2.8 million which was offset by an equity loss related to MD Consult, an investment in a start-up medical online joint venture, and equity losses from the Company's other new media initiatives. In addition, the Company realized gains on the disposition of certain incidental properties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Total debt at March 31, 1998 rose to $1.10 billion from $1.06 billion at December 31, 1997 due to the issuance of commercial paper. At March 31, 1998, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had approximately $169.1 million of commercial paper outstanding at March 31, 1998 under this credit facility.

CASH FLOW

     The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (dollars in millions):

                                                               FIRST QUARTER
                                                              ---------------
                                                              1998      1997
                                                              -----    ------
Net cash provided by operating activities...................  $51.0    $ 30.7
Capital expenditures........................................  (25.6)    (22.0)
Issuance of commercial paper................................   82.7     109.0

     Cash generated by operating activities in the first quarter of 1998 was higher compared to the same period in 1997 due primarily to lower tax payments which were partially offset by higher interest payments.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

     Capital expenditures for the first quarter of 1998 were higher compared to the same period in 1997 due primarily to investments for upgrades and enhancements in the Newspaper Publishing segment. Capital expenditures for 1998 are expected to be consistent with the 1997 levels.

     On April 27, 1998, Times Mirror announced that Reed Elsevier Inc. will acquire Matthew Bender & Company, Inc., the Company's legal publisher and Times Mirror's 50% ownership interest in Shepard's in a transaction valued at $1.65 billion. Pending the customary regulatory review, the transaction is expected to be completed in Summer 1998. The Company is also evaluating a variety of alternatives regarding its investment in Mosby, Inc., its health sciences publisher, and an announcement is expected in the second quarter of 1998.

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler Publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county. The Company also acquired preferred stock of Target Media Partners, a new entity that owns all of the non-Los Angeles area assets of Recycler. Together, these transactions value the Recycler organization at more than $200 million.

DIVIDENDS

     Cash dividends of $.18 and $.10 per share of common stock were declared for the quarters ended March 31, 1998 and 1997, respectively.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 9 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                          BUSINESS SEGMENT INFORMATION

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
REVENUES
  Newspaper Publishing(a)...................................  $542,921    $511,512
  Professional Information..................................   191,600     190,862
  Magazine Publishing.......................................    65,645      57,876
  Corporate and Other(a)....................................     4,050      13,835
  Intersegment Revenues.....................................      (316)       (203)
                                                              --------    --------
                                                              $803,900    $773,882
                                                              ========    ========
OPERATING PROFIT (LOSS)
  Newspaper Publishing(a)...................................  $ 90,154    $ 95,264
  Professional Information..................................    20,876      17,527
  Magazine Publishing.......................................      (223)      2,591
  Corporate and Other(a)....................................   (20,525)    (27,842)
                                                              --------    --------
                                                              $ 90,282    $ 87,540
                                                              ========    ========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing(a)...................................  $ 28,965    $ 26,532
  Professional Information..................................     9,349       9,303
  Magazine Publishing.......................................     1,945       1,620
  Corporate and Other(a)....................................     1,673       1,265
                                                              --------    --------
                                                              $ 41,932    $ 38,720
                                                              ========    ========
CAPITAL EXPENDITURES
  Newspaper Publishing(a)...................................  $ 17,232    $ 10,827
  Professional Information..................................     5,353       6,447
  Magazine Publishing.......................................       433         562
  Corporate and Other(a)....................................     2,575       4,180
                                                              --------    --------
                                                              $ 25,593    $ 22,016
                                                              ========    ========

---------------
(a) The Corporate and Other segment includes operating results of Apartment Search, Hollywood Online, Auction Universe and ListingLink. The 1997 segment results have been restated to include Apartment Search and Hollywood Online, which were formerly included in the Newspaper Publishing segment.

                            THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

          27. Financial Data Schedule.

     (b) The Company filed a report on Form 8-K dated March 19, 1998 announcing that the Company had entered into an agreement for the acquisition of the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation, consisting primarily of the Recycler Publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county.

                            THE TIMES MIRROR COMPANY

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE TIMES MIRROR COMPANY

                                            BY:     /s/ THOMAS UNTERMAN
                                              ----------------------------------
                                                       Thomas Unterman
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: May 4, 1998