Form 10-Q
period 1990-06-30
TIMES MIRROR CO /NEW/
filed 1998-08-14
CIK 925260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                         COMMISSION FILE NUMBER 1-13492

                            ------------------------

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

                               Yes [X]     No [ ]

     Number of shares of Series A Common Stock outstanding at August 7, 1998:
59,491,293, excluding 18,237,864 shares held by subsidiaries of the Registrant and 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC and 5,022,554 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at August 7, 1998:
25,337,433.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
REVENUES.....................................  $760,574    $719,106    $1,478,226    $1,399,445

COSTS AND EXPENSES:
  Cost of sales..............................   391,053     361,184       776,573       715,481
  Selling, general and administrative
     expenses................................   246,515     246,815       491,290       490,718
  Restructuring and one-time charges.........    39,697                    39,697
                                               --------    --------    ----------    ----------
                                                677,265     607,999     1,307,560     1,206,199
OPERATING PROFIT.............................    83,309     111,107       170,666       193,246
Interest expense.............................   (19,018)     (8,122)      (34,681)      (15,969)
Interest income..............................     2,463         450         7,701         1,411
Equity loss..................................    (2,204)       (160)       (7,088)       (1,134)
Other, net...................................    10,026       1,248        14,421         1,408
                                               --------    --------    ----------    ----------
Income from continuing operations before
  income tax provision.......................    74,576     104,523       151,019       178,962
Income tax provision.........................    30,561      44,050        62,375        76,201
                                               --------    --------    ----------    ----------
Income from continuing operations............    44,015      60,473        88,644       102,761
Income from discontinued operations, net of
  income taxes...............................     5,186       5,513         5,818         8,458
                                               --------    --------    ----------    ----------
NET INCOME...................................    49,201      65,986        94,462       111,219
Preferred dividend requirements..............     5,424       8,266        10,848        19,177
                                               --------    --------    ----------    ----------
Earnings applicable to common shareholders...  $ 43,777    $ 57,720    $   83,614    $   92,042
                                               ========    ========    ==========    ==========

Basic earnings per share:
  Continuing operations......................  $    .44    $    .54    $      .88    $      .88
  Discontinued operations....................       .06         .06           .07           .09
                                               --------    --------    ----------    ----------
Basic earnings per share.....................  $    .50    $    .60    $      .95    $      .97
                                               ========    ========    ==========    ==========

Diluted earnings per share:
  Continuing operations......................  $    .43    $    .53    $      .86    $      .85
  Discontinued operations....................       .06         .05           .06           .09
                                               --------    --------    ----------    ----------
Diluted earnings per share...................  $    .49    $    .58    $      .92    $      .94
                                               ========    ========    ==========    ==========

Weighted average shares outstanding:
  Basic......................................    87,844      96,469        88,088        95,213
                                               ========    ========    ==========    ==========
  Diluted....................................    90,277     101,447        90,507        97,637
                                               ========    ========    ==========    ==========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                           ASSETS                             -----------   ------------
Current assets
  Cash and cash equivalents.................................  $    64,979   $    48,804
  Accounts receivable, less allowances for doubtful accounts
    and returns of $44,288 and $44,276......................      355,362       364,820
  Inventories...............................................       48,604        44,896
  Deferred income taxes.....................................       60,893        58,857
  Prepaid expenses..........................................       40,342        22,279
  Net assets of discontinued operations.....................      402,859       421,384
  Other current assets......................................       14,483        36,598
                                                              -----------   -----------
    Total current assets....................................      987,522       997,638
Property, plant and equipment, net..........................      933,260       938,083
Goodwill....................................................      694,743       513,607
Other intangibles...........................................      102,986       108,184
Deferred charges............................................      126,803       133,290
Equity investments..........................................      103,251       101,448
Other assets................................................      552,058       454,766
                                                              -----------   -----------
    Total assets............................................  $ 3,500,623   $ 3,247,016
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
            LIABILITIES AND SHAREHOLDERS' EQUITY              -----------   ------------
Current liabilities
  Accounts payable..........................................  $   209,806   $   261,866
  Short-term debt...........................................      533,760       139,067
  Employees' compensation...................................       90,172       104,712
  Unearned income...........................................      144,136       145,728
  Other current liabilities.................................       81,017        97,508
                                                              -----------   -----------
    Total current liabilities...............................    1,058,891       748,881
Long-term debt..............................................      929,958       925,404
Deferred income taxes.......................................      183,037       174,888
Other liabilities...........................................      485,401       508,244
                                                              -----------   -----------
    Total liabilities.......................................    2,657,287     2,357,417

Common stock subject to put options.........................       37,700        13,600
Commitments and contingencies

Shareholders' equity
  Preferred stock, $1 par value; stated at liquidation
    value; convertible to Series A common stock:
    Series A: 900,000 shares authorized; 824,000 shares
     issued and outstanding.................................      411,784       411,784
    Series C-1: 381,000 shares authorized, issued and
     outstanding............................................      190,486       190,486
    Series C-2: 245,000 shares authorized, issued and
     outstanding............................................      122,550       122,550
  Preferred stock, $1 par value; 23,035,000 shares
    authorized; no shares issued or outstanding
  Common stock; $1 par value:
    Series A: 500,000,000 shares authorized; 86,668,000 and
     86,552,000 shares issued and outstanding...............       86,668        86,552
    Series B: 100,000,000 shares authorized; no shares
     issued or outstanding
    Series C, convertible to Series A common stock;
     300,000,000 shares authorized; 25,422,000 and
     25,503,000 shares issued and outstanding...............       25,422        25,503
  Additional paid-in capital................................    1,235,150     1,253,142
  Retained earnings.........................................      408,017       384,503
  Accumulated other comprehensive income....................       11,699        12,804
                                                              -----------   -----------
                                                                2,491,776     2,487,324
  Less treasury stock at cost:
  Series A common stock; 25,237,000 and 24,151,000 shares;
    and Series A preferred stock; 735,000 shares............   (1,686,140)   (1,611,325)
                                                              -----------   -----------
    Total shareholders' equity..............................      805,636       875,999
                                                              -----------   -----------
    Total liabilities and shareholders' equity..............  $ 3,500,623   $ 3,247,016
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                YEAR TO DATE ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities of continuing
      operations............................................  $  89,032    $ 125,539
     Net cash provided by (used in) operating activities of
      discontinued operations...............................     35,941      (33,327)
                                                              ---------    ---------
     Net cash provided by operating activities..............    124,973       92,212

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................   (193,182)      (7,568)
  Proceeds from sales of assets.............................     19,259       56,946
  Capital expenditures......................................    (56,918)     (46,459)
  Capitalization of product costs...........................     (4,205)      (4,420)
  Notes receivable..........................................    (67,858)
  Other, net................................................    (34,547)      (6,705)
                                                              ---------    ---------
     Net cash used in investing activities of continuing
      operations............................................   (337,451)      (8,206)
     Net cash used in investing activities of discontinued
      operations............................................    (14,466)     (25,218)
                                                              ---------    ---------
     Net cash used in investing activities..................   (351,917)     (33,424)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of commercial paper and
     short-term borrowings..................................    434,055        5,497
  Repurchase of common stock................................   (130,565)    (331,440)
  Repayments of other debt..................................    (46,654)          (7)
  Dividends paid............................................    (42,389)     (43,199)
  Proceeds from exercise of stock options...................     27,412       19,438
  Net proceeds from issuance of long-term debt..............                 190,532
  Other, net................................................      1,260          899
                                                              ---------    ---------
     Net cash provided by (used in) financing activities....    243,119     (158,280)
                                                              ---------    ---------

Increase (decrease) in cash and cash equivalents............     16,175      (99,492)
Cash and cash equivalents at beginning of year..............     48,804      140,955
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  64,979    $  41,463
                                                              =========    =========

           See notes to condensed consolidated financial statements.

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

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 presentation. Financial information in the accompanying notes to Condensed Consolidated Financial Statements excludes discontinued operations, except where noted.

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

     Total comprehensive income amounted to $47,977,000 and $49,130,000 for the second quarters of 1998 and 1997, respectively, and $93,357,000 and $70,130,000 for the year to date periods ended June 30, 1998 and 1997, respectively. Comprehensive income differs from net income in 1997 primarily due to realized gains recognized in net income, which were previously included as part of comprehensive income.

NOTE 3 -- DISCONTINUED OPERATIONS

     The Company signed definitive agreements with Reed Elsevier plc on April 26, 1998 for the disposition of Matthew Bender & Company, Incorporated (Matthew Bender), the Company's legal publisher, in a tax-free reorganization and the sale of Times Mirror's 50% ownership interest in Shepard's. The two transactions were valued at $1.65 billion in the aggregate and were completed on July 31, 1998. The disposition of Matthew Bender was accomplished through the merger of an affiliate of Reed Elsevier with and into Matthew Bender with Matthew Bender as the surviving corporation in the merger. As a result of the merger, TMD, Inc., a wholly owned subsidiary of Times Mirror, received all of the issued and outstanding common stock of CBM Acquisition Parent Co. (MB Parent). MB Parent is a holding company that owns controlling voting preferred stock of Matthew Bender with a stated value of $61,616,000 and participating stock of Matthew Bender. MB Parent is also the sole member of Liberty Bell I, LLC (Liberty Bell I). Affiliates of Reed Elsevier own voting preferred stock of MB Parent with a stated value of $68,750,000 which affords them voting control over MB Parent, subject to certain rights held by Times Mirror with respect to Liberty Bell I. Concurrently with the closing of the merger, the Company became the sole manager of Liberty Bell I and controls its operations and assets. At the time of the merger, the principal asset of Liberty Bell I was $1,375,000,000 of cash. The consolidated financial statements of Times Mirror will include the accounts of Liberty Bell I.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The disposition of the Company's 50% interest in Shepard's was also consummated on July 31, 1998 by a transfer of the respective partnership interests owned by two subsidiaries of the Company to affiliates of Reed Elsevier for a cash consideration of $274,650,000.

     The Company also signed a definitive agreement with Harcourt General, Inc. on May 6, 1998 for the disposition of Mosby Inc. (Mosby), its health sciences publisher, in a tax-free reorganization valued at $415,000,000. A second request for information has been received from the Department of Justice in connection with the divestiture of Mosby which is expected to close in the 1998 third quarter.

     Prior year financial statements have been restated for discontinued operations. Results for discontinued operations include Matthew Bender, Mosby, and the Shepard's joint venture. Income from discontinued operations is summarized as follows (in thousands):

                                                    SECOND QUARTER ENDED     YEAR TO DATE ENDED
                                                          JUNE 30,                JUNE 30,
                                                    --------------------    --------------------
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
Revenues..........................................  $95,287     $92,707     $181,535    $186,250
                                                    -------     -------     --------    --------
Income before income tax provision................   10,451       9,263       11,738      14,189
Income tax provision..............................    5,265       3,750        5,920       5,731
                                                    -------     -------     --------    --------
Income from discontinued operations...............  $ 5,186     $ 5,513     $  5,818    $  8,458
                                                    =======     =======     ========    ========

     The assets and liabilities of discontinued operations have been classified in the condensed consolidated balance sheets as net assets of discontinued operations and consist of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Accounts receivable, net....................................  $ 97,905      $137,364
Other current assets........................................    53,629        65,857
Property, plant and equipment, net..........................    55,565        59,347
Equity investments..........................................   243,895       249,123
Other assets................................................    98,145       104,054
                                                              --------      --------
  Total assets..............................................   549,139       615,745
Current liabilities.........................................   136,124       188,433
Non-current liabilities.....................................    10,156         5,928
                                                              --------      --------
  Total liabilities.........................................   146,280       194,361
                                                              --------      --------
  Net assets of discontinued operations.....................  $402,859      $421,384
                                                              ========      ========

NOTE 4 -- RESTRUCTURING

     In the second quarter of 1998, the Company, in anticipation of the expected impact of the divestitures, began a comprehensive review of its business configurations, operating systems and other investments to determine economically attractive actions it can take to prepare for future growth. The 1998 second-quarter restructuring and one-time charges represent the first portion of this program, which will continue through the balance of the year. In aggregate, the Company expects pre-tax charges in 1998 from this program to be between $225 million and $275 million, or $1.80 to $2.15 per share. The program is anticipated to produce an annual savings of approximately $25 million, beginning in 1999.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The balance sheet classification of the remaining restructuring liabilities is as follows (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Other current liabilities:
  1995 Restructuring........................................  $12,863       $18,534
  1996 Restructuring........................................                    128
  1998 Restructuring........................................    8,127
Other liabilities:
  1995 Restructuring........................................   23,095        30,304
  1998 Restructuring........................................   11,175
                                                              -------       -------
                                                              $55,260       $48,966
                                                              =======       =======

     The restructuring liabilities relate primarily to lease payments, severance costs and contract buyout costs. During the year to date ended June 30, 1998, cash spent on severance payments related to restructuring efforts totaled $1,665,000. At June 30, 1998, the remaining liability for severance costs aggregated $4,246,000.

NOTE 5 -- DEBT

     Debt consists of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
Short-term debt:
  Commercial paper at weighted average interest rates of
     5.7% and 5.9%..........................................  $283,503      $ 86,448
  Notes payable to bank at weighted average interest rate of
     5.7%...................................................   237,000
  Notes payable at 6.125% due January 2, 1998...............                  39,209
  Current maturities of long-term debt......................     7,572         7,671
  Other.....................................................     5,685         5,739
                                                              --------      --------
     Total short-term debt..................................  $533,760      $139,067
                                                              ========      ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $100 and $101..................  $249,900      $249,899
  4.75% Liquid Yield Option Notes due 2017, net of
     unamortized discount of $293,044 and $297,845..........   206,956       202,155
  7 1/4% Debentures due March 1, 2013.......................   148,215       148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $562 and $565..................   147,438       147,435
  7 1/2% Debentures due July 1, 2023........................    98,750        98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $161,819 and $165,353,
     with an effective interest rate of 4.3%................    50,894        54,743
  4 1/4% Premium Equity Participating Securities due March
     15, 2001; 1,305,000 securities stated at current
     maturity value.........................................    35,317        31,809
  Others at various interest rates, maturing through 2001...        60            69
                                                              --------      --------
                                                               937,530       933,075
Less current maturities.....................................    (7,572)       (7,671)
                                                              --------      --------
     Total long-term debt...................................  $929,958      $925,404
                                                              ========      ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The Company has interest rate swap agreements on the 7 1/2% Debentures and the Liquid Yield Option Notes (LYON(TM)) for notional amounts of $100,000,000 and $170,111,000, respectively. These swaps effectively convert a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR. As such, these interest rate swaps converted the weighted average interest rate from 5.6% to 4.1% for the year to date ended June 30, 1998.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included in accumulated other comprehensive income, net of applicable income taxes. At June 30, 1998 and December 31, 1997, the fair market value of Netscape common stock was $27.0625 and $24.375 per share, respectively. The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000.

     On May 26, 1998, the Company entered into an uncommitted bank line of credit which provides for unsecured borrowings up to $250,000,000, of which $237,000,000 was outstanding at June 30, 1998.

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                   SECOND QUARTER ENDED      YEAR TO DATE ENDED
                                                         JUNE 30,                 JUNE 30,
                                                   ---------------------    --------------------
                                                     1998        1997         1998        1997
                                                   --------    ---------    --------    --------
Earnings:
  Income from continuing operations..............  $44,015     $ 60,473     $ 88,644    $102,761
  Preferred dividends............................   (5,424)      (8,266)     (10,848)    (19,177)
                                                   -------     --------     --------    --------
  Earnings applicable to common shareholders for
     basic earnings per share....................   38,591       52,207       77,796      83,584
  LYONs interest expense, net of tax.............                 1,146
                                                   -------     --------     --------    --------
  Earnings applicable to common shareholders for
     diluted earnings per share..................  $38,591     $ 53,353     $ 77,796    $ 83,584
                                                   =======     ========     ========    ========
Shares:
  Weighted average shares for basic earnings per
     share.......................................   87,844       96,469       88,088      95,213
  Effect of dilutive securities:
     Stock options...............................    2,433        2,466        2,419       2,424
     LYONs convertible debt......................                 2,512
                                                   -------     --------     --------    --------
  Adjusted weighted average shares for diluted
     earnings per share..........................   90,277      101,447       90,507      97,637
                                                   =======     ========     ========    ========

  Basic earnings per share from continuing
     operations..................................  $   .44     $    .54     $    .88    $    .88
                                                   =======     ========     ========    ========
  Diluted earnings per share from continuing
     operations..................................  $   .43     $    .53     $    .86    $    .85
                                                   =======     ========     ========    ========

     The Company has certain convertible securities which are not included in the calculation of diluted earnings per share because the effects are antidilutive.

     Cash dividends of $.36 and $.25 per share of common stock were declared for the year to date periods ended June 30, 1998 and 1997, respectively.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 7 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

     At June 30, 1998, the Company had 650,000 put options outstanding with an average strike price of approximately $58.00. The put options, which have various expiration dates in the second half of 1998, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

     The Company's stock repurchase program, which includes the issuance of put options from time to time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company repurchased 2,082,000 shares of common stock during the year to date ended June 30, 1998 for an aggregate cost of $130,565,000. On July 27, 1998, the Company entered into a forward purchase contract to purchase 2,000,000 shares of Series A common stock. Additionally, since the closing of the Matthew Bender transaction, the Company's affiliate, Liberty Bell I has purchased 2,714,000 shares of Series A common stock.

NOTE 8 -- STOCK OPTIONS

     During the year to date ended June 30, 1998, the Company issued 998,000 shares of its common stock as a result of the exercise of stock options.

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

     The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in expenses related to new initiatives and product improvement efforts in the flight information and consumer health information operating units; (e) unfavorable foreign currency fluctuations; and
(f) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

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

NOTE 11 -- FUTURE ACCOUNTING REQUIREMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which is required to be adopted in years

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

beginning after June 15, 1999. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

NOTE 12 -- ACQUISITION

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county for $188.7 million. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity which owns all of the non-Los Angeles area assets of Recycler, for a total amount of $34.8 million.

NOTE 13 -- RESULTS OF OPERATIONS FOR 1997

     The Company's results of operations for the year ended December 31, 1997, restated for discontinued operations (see Note 3), are as follows:

Revenues....................................................  $2,897,982

Costs and expenses:
  Cost of sales.............................................   1,484,175
  Selling, general and administrative expenses..............   1,031,585
                                                              ----------
                                                               2,515,760
Operating profit............................................     382,222
Interest expense............................................     (42,288)
Interest income.............................................       2,543
Equity loss.................................................      (1,878)
Other, net..................................................       5,324
                                                              ----------
Income from continuing operations before income tax
  provision.................................................     345,923
Income tax provision........................................     138,187
                                                              ----------
Income from continuing operations...........................     207,736
Income from discontinued operations, net of income taxes....      42,576
                                                              ----------
Net income..................................................     250,312
Preferred dividend requirements.............................      32,481
                                                              ----------
Earnings applicable to common shareholders..................  $  217,831
                                                              ==========

Basic earnings per share:
  Continuing operations.....................................  $     1.89
  Discontinued operations...................................         .46
                                                              ----------
Basic earnings per share....................................  $     2.35
                                                              ==========

Diluted earnings per share:
  Continuing operations.....................................  $     1.84
  Discontinued operations...................................         .45
                                                              ----------
Diluted earnings per share..................................  $     2.29
                                                              ==========

Weighted average shares outstanding:
  Basic.....................................................      92,572
                                                              ==========
  Diluted...................................................      94,930
                                                              ==========

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In the second quarter of 1998, the Company reached agreements to divest its legal publisher Matthew Bender & Company, Incorporated (Matthew Bender), its 50% ownership interest in legal citation provider Shepard's, and its health sciences publisher Mosby, Inc. (Mosby). On July 31, 1998, the Company completed the divestiture of Matthew Bender in a tax-free reorganization and the sale of the Company's interest in Shepard's to Reed Elsevier plc. The two transactions were valued at $1.65 billion in the aggregate. A second request for information has been received from the Department of Justice in connection with the divestiture of Mosby. While the Company will continue to operate Mosby until the expected closing of the transaction later in the 1998 third quarter, Mosby, along with Matthew Bender and the Shepard's joint venture, are reported as discontinued operations for all periods presented.

     In anticipation of the expected impact of the divestitures, the Company has begun a comprehensive review of its business configurations, operating systems and other investments to determine economically attractive actions it can take to prepare for future growth. The 1998 second-quarter pre-tax restructuring and one-time charges of $39.7 million ($24.7 million after applicable income taxes) represent the first portion of this program, which will likely continue through the balance of the year. In aggregate, the Company expects pre-tax charges in 1998 from this program to be between $225 million and $275 million, or $1.80 to $2.15 per share. The program is anticipated to produce an annual savings of approximately $25.0 million, beginning in 1999.

     In addition, the pace of share repurchase activity will be accelerated to result in the repurchase of approximately 9.0 million shares of Series A common stock in 1998. The Company purchased 2.1 million shares through the 1998 second quarter. On July 27, 1998, the Company entered into a forward purchase contract to purchase 2.0 million shares of Series A common stock. Additionally, 2.7 million shares of Series A common stock were purchased subsequent to June 30, 1998.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                               SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
Revenues.....................................  $760,574    $719,106    $1,478,226    $1,399,445
Restructuring and one-time charges...........    39,697                    39,697
Operating profit.............................    83,309     111,107       170,666       193,246
Interest expense, net........................   (16,555)     (7,672)      (26,980)      (14,558)
Other, net...................................    10,026       1,248        14,421         1,408
Income from continuing operations............    44,015      60,473        88,644       102,761
Income from discontinued operations, net of
  income taxes...............................     5,186       5,513         5,818         8,458
Net income...................................    49,201      65,986        94,462       111,219
Preferred dividend requirements..............     5,424       8,266        10,848        19,177
Earnings applicable to common shareholders...    43,777      57,720        83,614        92,042
Basic earnings per share:
  Continuing operations......................  $    .44    $    .54    $      .88    $      .88
  Discontinued operations....................       .06         .06           .07           .09
                                               --------    --------    ----------    ----------
Basic earnings per share.....................  $    .50    $    .60    $      .95    $      .97
                                               ========    ========    ==========    ==========
Diluted earnings per share:
  Continuing operations......................  $    .43    $    .53    $      .86    $      .85
  Discontinued operations....................       .06         .05           .06           .09
                                               --------    --------    ----------    ----------
Diluted earnings per share...................  $    .49    $    .58    $      .92    $      .94
                                               ========    ========    ==========    ==========

     Growth in each of the Company's three business segments led to higher revenues for both the second quarter and the year to date ended June 30, 1998, with particular strength in the Newspaper Publishing segment.

     Consolidated operating profit excluding restructuring and one-time charges for the 1998 second quarter rose to $123.0 million, or 11%, compared with $111.1 million in the 1997 second quarter, reflecting improved results in the Newspaper Publishing and Professional Information segments, as well as lower Corporate and Other expenses, partially offset by reduced operating profit in Magazine Publishing. For the year to date ended June 30, 1998, Newspaper Publishing's operating profit excluding restructuring and one-time charges declined slightly compared to the same prior year period due to higher newsprint expense and increased investments in circulation growth, particularly at the Los Angeles Times. Higher newsprint expense along with the Company's continuing spending to build advertising and circulation volume growth, particularly at The Times, is expected to result in newspaper operating costs rising faster in 1998 than in 1997.

     Diluted earnings per share for 1998 benefited from lower preferred dividend requirements and a reduction in average shares outstanding. Preferred dividend requirements in 1998 declined due to the Company's redemption of its Series B preferred stock and a recapitalization in 1997.

     Net interest expense for the second quarter and the year to date ended June 30, 1998 was higher than the prior year periods due primarily to increased debt levels attributable to common stock repurchases, new acquisitions and the recapitalization in the third quarter of 1997.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS BY SEGMENT

     The following sections discuss the revenues and operating results of the Company's principal lines of businesses, excluding the 1998 restructuring and one-time charges of $39.7 million, unless specifically stated otherwise. All comments, except where noted, apply to both the second quarter and the year to date ended June 30, 1998 compared to the same prior year periods.

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                               SECOND QUARTER ENDED JUNE 30,         YEAR TO DATE ENDED JUNE 30,
                              -------------------------------      --------------------------------
                                1998        1997      CHANGE          1998         1997      CHANGE
                              ---------   ---------   -------      ----------   ----------   ------
Revenues
  Advertising...............  $454,799    $419,875       8.3%      $  870,435   $  811,078     7.3%
  Circulation...............   109,634     109,536       0.1          216,162      218,001    (0.8)
  Other.....................    21,298      13,547      57.2           42,055       25,391    65.6
                              --------    --------                 ----------   ----------
                              $585,731    $542,958       7.9%      $1,128,652   $1,054,470     7.0%
                              ========    ========                 ==========   ==========
Operating profit............  $ 85,259    $115,295     (26.1)%     $  175,413   $  210,559   (16.7)%
                              ========    ========                 ==========   ==========
Operating profit excluding
  restructuring and one-time
  charges...................  $120,109    $115,295       4.2%      $  210,263   $  210,559    (0.1)%
                              ========    ========                 ==========   ==========

     Newspaper Publishing revenues rose with gains in advertising at each of the Company's newspapers. The Company's Eastern Newspapers continued to show strong advertising revenue growth, particularly in classified advertising aided, in part, by the 1997 second-half acquisition of This Week Publications, Inc. Advertising revenues increased at The Times, the Company's largest newspaper, primarily due to strength in retail advertising and the acquisition of Recycler in the second quarter of 1998. Excluding acquisitions, advertising revenues rose 6% and 5% for the second quarter and year to date ended June 30, 1998, respectively, compared to the same prior year periods.

     Daily circulation volume gains continued at the Company's three largest newspapers, particularly at The Times. While pricing and promotional discount programs continued in the 1998 second quarter, circulation revenues increased slightly compared to the 1997 second quarter due primarily to the acquisition of Recycler.

     Segment operating profit for the 1998 second quarter improved on the higher revenue despite the increase in newsprint expense. Newsprint expense in the second quarter of 1998 rose 22%, as average prices rose 12% and consumption increased 9% compared to the same prior year quarter. Non-newsprint costs for the 1998 second quarter rose 6% compared to the same prior year period, reflecting, in part, the 1997 second-half acquisitions of weeklies and shoppers and the acquisition of Recycler. For the year to date ended June 30, 1998, operating profit declined slightly compared to the same prior year period due to higher newsprint expense along with the Company's continuing spending to build advertising and circulation volume growth, particularly at The Times. Newsprint expense for the year to date ended June 30, 1998 rose 23%, as average prices rose 15% and consumption increased 7% compared to the same prior year period. Non-newsprint costs rose 6% for the year to date ended June 30, 1998 compared to the same prior year period. Excluding acquisitions, non-newsprint costs rose 1% and 2% in the second quarter and year to date ended June 30, 1998, respectively, compared to the same prior year periods.

     Newspaper Publishing segment's restructuring and one-time charges totaled $34.9 million in the second quarter of 1998. These charges relate primarily to contract buyout costs and are expected to be paid out through the year 2005.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                  SECOND QUARTER ENDED JUNE 30,       YEAR TO DATE ENDED JUNE 30,
                                 -------------------------------      ----------------------------
                                   1998        1997      CHANGE         1998       1997     CHANGE
                                 ---------   ---------   -------      --------   --------   ------
Revenues.......................  $110,049    $104,581       5.2%      $215,783   $201,941     6.9%
                                 ========    ========                 ========   ========
Operating profit...............  $ 12,204    $ 14,699     (17.0)%     $ 29,162   $ 26,825     8.7%
                                 ========    ========                 ========   ========
Operating profit excluding
  restructuring and one-time
  charges......................  $ 17,051    $ 14,699      16.0%      $ 34,009   $ 26,825    26.8%
                                 ========    ========                 ========   ========

     Professional Information segment's results reflect the divestiture of Matthew Bender/Shepard's and the pending disposition of Mosby, both of which have been reported as discontinued operations. Professional Information revenues from continuing operations increased due primarily to the 1997 third quarter acquisition of Krames Communications Incorporated, a publisher of consumer-oriented health education information. Operating profit rose due to improved performance at AchieveGlobal, the Company's training company, as well as the acquisition of Krames.

     Professional Information segment's restructuring and one-time charges totaled $4.8 million in the second quarter of 1998.

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                                   SECOND QUARTER ENDED JUNE 30,      YEAR TO DATE ENDED JUNE 30,
                                   -----------------------------      ----------------------------
                                     1998       1997     CHANGE         1998       1997     CHANGE
                                   --------   --------   -------      --------   --------   ------
Revenues.........................  $59,623    $59,511       0.2%      $125,268   $117,387     6.7%
                                   =======    =======                 ========   ========
Operating profit.................  $ 1,953    $ 5,268     (62.9)%     $  1,730   $  7,859   (78.0)%
                                   =======    =======                 ========   ========

     The acquisitions of TransWorld Skateboarding and Warp in April 1997, as well as Ride BMX, SNAP and InterZine Productions, Inc. in the first quarter of 1998, contributed to higher revenues. The pace of magazine advertising revenues slowed in the 1998 second quarter which was offset by higher circulation revenues, primarily from newsstand sales. Operating profit declined due to the ongoing investment in the relaunch of The Sporting News, higher paper costs and expenses related to new acquisitions.

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                             SECOND QUARTER ENDED JUNE 30,        YEAR TO DATE ENDED JUNE 30,
                             ------------------------------      ------------------------------
                               1998        1997      CHANGE        1998        1997      CHANGE
                             --------    --------    ------      --------    --------    ------
Revenues...................  $  4,966    $ 12,179    (59.2)%     $  8,689    $ 26,014    (66.6)%
                             ========    ========                ========    ========
Operating loss.............  $(16,107)   $(24,155)   (33.3)%     $(35,639)   $(51,997)   (31.5)%
                             ========    ========                ========    ========

     The decline in revenues was attributable to the divestitures of two publishing operations in mid-1997. Operating loss decreased from the prior year due to the absence of operating losses from divested businesses and certain information systems costs incurred in 1997, as well as lower employee benefit costs.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

     For the second quarter and year to date ended June 30, 1998, the Company had gains on the disposition of incidental properties which were partially offset by equity losses related to certain of its new media initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. For the year to date ended June 30, 1998, cash generated from operating activities and proceeds from borrowings have been used primarily to fund acquisitions and share repurchases. At June 30, 1998, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had approximately $283.5 million of commercial paper outstanding at June 30, 1998 under this credit facility.

ACQUISITION AND DISPOSITIONS

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county for $188.7 million. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity that owns all of the non-Los Angeles area assets of Recycler for a total amount of $34.8 million.

     On July 31, 1998, the Company completed the divestiture of Matthew Bender in a tax-free reorganization and the sale of the Company's 50% ownership interest in Shepard's to Reed Elsevier plc. The two transactions were valued at $1.65 billion in the aggregate. Concurrently with the closing of the Matthew Bender transaction, the Company became the sole manager of Liberty Bell I, LLC (Liberty Bell I), the principal asset of which was approximately $1.38 billion of cash. Subsequent to such closing, Liberty Bell I purchased 2.7 million shares of the Company's Series A common stock. The Company intends to deploy the remaining assets of Liberty Bell I to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's working capital purposes or to retire the Company's debt. Proceeds from the sale of Shepard's were used to pay down commercial paper and short-term borrowings of $222.4 million.

     The Company also signed a definitive agreement on May 6, 1998 for Harcourt General, Inc. to acquire Mosby in a transaction valued at $415 million. A second request for information has been received from the Department of Justice in connection with the review of Mosby. The divestiture of Mosby is expected to be completed in the 1998 third quarter.

COMMON SHARE REPURCHASES

     The Company repurchased 2.1 million and 6.5 million shares of its Series A common stock during the year to date periods ended June 30, 1998 and 1997, respectively. On July 27, 1998, the Company entered into a forward purchase contract to purchase 2.0 million shares of Series A common stock. Additionally, Liberty Bell I purchased 2.7 million shares of Series A common stock subsequent to June 30, 1998. The Company believes that the purchase of shares of its common stock by Liberty Bell I is an attractive investment for Liberty Bell I that will also enhance Times Mirror shareholder value as well as offset dilution from the shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Repurchases are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

     The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (dollars in millions):

                                                              YEAR TO DATE ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net cash provided by operating activities of continuing
  operations................................................  $  89.0    $ 125.5
Acquisitions, net of cash acquired..........................   (193.2)      (7.6)
Capital expenditures........................................    (56.9)     (46.5)
Repurchase of common stock..................................   (130.6)    (331.4)
Issuance of debt............................................    434.1      196.0

     Cash generated by operating activities of continuing operations for the year to date ended June 30, 1998 was lower compared to the same period in 1997 due primarily to higher interest payments and restructuring expenditures, as well as lower operating profit which was partially offset by a reduction in tax payments.

     Capital expenditures for the year to date ended June 30, 1998 were higher compared to the same period in 1997 due primarily to investments for upgrades and enhancements in the Newspaper Publishing segment. Capital expenditures for 1998 are expected to be higher than the 1997 levels due to the Company's continuing investments for future growth, particularly in the Newspaper Publishing segment.

     Total debt at June 30, 1998 rose to $1.46 billion from $1.06 billion at December 31, 1997 due to the issuance of commercial paper and short-term borrowings.

DIVIDENDS

     Cash dividends of $.36 and $.25 per share of common stock were declared for the year to date ended June 30, 1998 and 1997, respectively.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 9 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                        BUSINESS SEGMENT INFORMATION(1)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
REVENUES
  Newspaper Publishing.......................  $585,731    $542,958    $1,128,652    $1,054,470
  Professional Information...................   110,049     104,581       215,783       201,941
  Magazine Publishing........................    59,623      59,511       125,268       117,387
  Corporate and Other........................     4,966      12,179         8,689        26,014
  Intersegment Revenues......................       205        (123)         (166)         (367)
                                               --------    --------    ----------    ----------
                                               $760,574    $719,106    $1,478,226    $1,399,445
                                               ========    ========    ==========    ==========
OPERATING PROFIT (LOSS)(2)
  Newspaper Publishing.......................  $ 85,259    $115,295    $  175,413    $  210,559
  Professional Information...................    12,204      14,699        29,162        26,825
  Magazine Publishing........................     1,953       5,268         1,730         7,859
  Corporate and Other........................   (16,107)    (24,155)      (35,639)      (51,997)
                                               --------    --------    ----------    ----------
                                               $ 83,309    $111,107    $  170,666    $  193,246
                                               ========    ========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing.......................  $ 29,617    $ 27,256    $   58,582    $   53,788
  Professional Information...................     5,083       4,594        10,102         9,203
  Magazine Publishing........................     2,018       1,775         3,963         3,395
  Corporate and Other........................     1,831       1,294         3,497         2,559
                                               --------    --------    ----------    ----------
                                               $ 38,549    $ 34,919    $   76,144    $   68,945
                                               ========    ========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing.......................  $ 25,873    $ 20,224    $   43,105    $   31,051
  Professional Information...................     5,051       2,707         9,033         5,414
  Magazine Publishing........................       413         361           846           923
  Corporate and Other........................     1,600       4,891         3,934         9,071
                                               --------    --------    ----------    ----------
                                               $ 32,937    $ 28,183    $   56,918    $   46,459
                                               ========    ========    ==========    ==========

---------------
(1) Represents activity from continuing operations.

(2) Includes 1998 second quarter restructuring and one-time charges as follows (in thousands):

Newspaper Publishing...................  $34,850
Professional Information...............    4,847
                                         -------
                                         $39,697
                                         =======

                            THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) The Company's Annual Meeting of Shareholders was held on May 7, 1998.

     (c) At the Annual Meeting of Shareholders, the following matters were voted upon: the election of four persons to Class III of the Board of Directors of the Company and the ratification of the appointment of Ernst & Young LLP, as independent auditors for the Company and its subsidiaries for the year ending December 31, 1998.

     The results of the voting on matters presented at the Company's Annual Meeting of Shareholders were as follows:

                                                                       VOTES
                     DESCRIPTION                        VOTES FOR    WITHHELD
                     -----------                       -----------   ---------
Election of Directors
  Gwendolyn Garland Babcock..........................  285,812,531   1,029,568
  Clayton W. Frye, Jr................................  285,986,872     855,227
  William Stinehart, Jr..............................  285,482,232   1,359,867
  Mark H. Willes.....................................  285,935,107     906,992

     There were no abstentions or broker non-votes on the election of Directors.

                                                                     VOTES                   BROKER
                    DESCRIPTION                        VOTES FOR    AGAINST   ABSTENTIONS   NON-VOTES
                    -----------                       -----------   -------   -----------   ---------
Ratification of the appointment of Ernst & Young
  LLP...............................................  286,453,399   143,812     244,888         0

ITEM 5. OTHER MATTERS

     Shareholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company on or before November 27, 1998 to be considered for inclusion in the proxy statement for the 1999 Annual Meeting of Shareholders, which is expected to be held on May 6, 1999. Management of the Company may exercise discretionary voting authority with respect to any shareholder proposal that is not submitted for inclusion pursuant to Rule 14a-8 in the proxy statement for the 1999 Annual Meeting of Shareholders if such proposal is received by the Company after April 6, 1999. To be presented at a shareholders' meeting, any shareholder proposal must comply with, among other things, the requirements of the Company's Restated Certificate of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.   Restated Bylaws of Times Mirror.
    12.   Ratio of Earnings to Fixed Charges and Ratio of Earnings to
          Fixed Charges and Preferred Dividends.
    27.   Financial Data Schedules.

                            THE TIMES MIRROR COMPANY

     (b) The Company filed a report on Form 8-K dated April 27, 1998 announcing that Reed Elsevier plc would acquire Matthew Bender & Company, Incorporated and the Company's 50% ownership interest in Shepard's in a transaction valued at $1.65 billion.

     The Company filed a report on Form 8-K dated May 1, 1998 announcing the completion of its acquisition of the EZ Buy and EZ Sell Recycler Corporation's Los Angeles area publications and the formation of a new company, Target Media Partners, jointly owned by the Company, DLJ Merchant Banking Partners, and former Recycler management and other shareholders. Target Media would own and operate the remaining Recycler publications outside of the Los Angeles area.

     The Company filed a report on Form 8-K dated May 6, 1998 announcing that Harcourt General, Inc. had signed a definitive agreement to acquire Mosby, Inc., Times Mirror's professional health sciences publishing business, in a transaction valued at $415 million.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By:     /s/ THOMAS UNTERMAN

                                          --------------------------------------
                                                     Thomas Unterman
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: August 13, 1998