Form 10-Q
period 1998-09-30
TIMES MIRROR CO /NEW/
filed 1998-11-16
CIK 925260

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-13492

                            ------------------------

                            THE TIMES MIRROR COMPANY

                   DELAWARE
            STATE OF INCORPORATION                               95-4481525
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

     Number of shares of Series A Common Stock outstanding at November 6, 1998:
54,324,881, excluding 18,237,864 shares held by subsidiaries of the Registrant; 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC; 7,877,700 shares held by Eagle New Media Investments, LLC and 2,389,653 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at November 6, 1998:
25,257,950.

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

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THIRD QUARTER ENDED         YEAR TO DATE ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------    ------------------------
                                                1998         1997         1998          1997
                                             ----------    --------    ----------    ----------
REVENUES...................................  $  729,399    $699,067    $2,199,347    $2,090,626
COSTS AND EXPENSES:
  Cost of sales............................     385,249     368,139     1,157,622     1,080,077
  Selling, general and administrative
     expenses..............................     260,400     233,218       743,179       715,424
  Restructuring and one-time charges.......      80,012                   119,709
                                             ----------    --------    ----------    ----------
                                                725,661     601,357     2,020,510     1,795,501
OPERATING PROFIT...........................       3,738      97,710       178,837       295,125
Interest expense...........................     (20,320)    (11,502)      (54,680)      (27,187)
Interest income............................      13,872         444        21,549         1,822
Equity income (loss).......................       1,223         336        (5,865)         (798)
Other, net.................................       6,451       3,192        20,877         4,552
                                             ----------    --------    ----------    ----------
Income from continuing operations before
  income tax provision.....................       4,964      90,180       160,718       273,514
Income tax provision.......................      24,536      36,118        88,488       114,087
                                             ----------    --------    ----------    ----------
Income (loss) from continuing operations...     (19,572)     54,062        72,230       159,427
Discontinued operations:
  Income from operations, net of income
     taxes.................................      11,985      12,862        14,645        18,716
  Net gain on disposal, net of income
     taxes.................................   1,084,136                 1,084,136
                                             ----------    --------    ----------    ----------
NET INCOME.................................   1,076,549      66,924     1,171,011       178,143
Preferred dividend requirements............       5,424       7,879        16,272        27,057
                                             ----------    --------    ----------    ----------
Earnings applicable to common
  shareholders.............................  $1,071,125    $ 59,045    $1,154,739    $  151,086
                                             ==========    ========    ==========    ==========
Basic earnings (loss) per share:
  Continuing operations....................  $     (.30)   $    .50    $      .64    $     1.41
  Discontinued operations..................       13.01         .14         12.66           .20
                                             ----------    --------    ----------    ----------
Basic earnings per share...................  $    12.71    $    .64    $    13.30    $     1.61
                                             ==========    ========    ==========    ==========
Diluted earnings per share:
  Continuing operations....................  $        *    $    .49    $      .63    $     1.37
  Discontinued operations..................           *         .13         12.33           .19
                                             ----------    --------    ----------    ----------
Diluted earnings per share.................  $        *    $    .62    $    12.96    $     1.56
                                             ==========    ========    ==========    ==========
Weighted average shares outstanding:
  Basic....................................      84,262      91,847        86,799        94,077
                                             ==========    ========    ==========    ==========
  Diluted..................................      84,262      98,320        89,068        96,886
                                             ==========    ========    ==========    ==========

---------------
* Antidilutive

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current assets
  Cash and cash equivalents.................................   $  995,459       $   48,659
  Marketable securities.....................................       49,509
  Accounts receivable, less allowances for doubtful accounts
     and returns of $45,379 and $42,769.....................      347,910          363,252
  Inventories...............................................       63,356           44,896
  Deferred income taxes.....................................       50,153           58,018
  Prepaid expenses..........................................       38,533           22,081
  Net assets of discontinued operations.....................      111,922          427,722
  Other current assets......................................       24,087           36,598
                                                               ----------       ----------
          Total current assets..............................    1,680,929        1,001,226
Property, plant and equipment, net..........................      926,741          934,700
Goodwill....................................................      629,601          502,886
Other intangibles...........................................       96,956          104,550
Deferred charges............................................      125,284          133,290
Equity investments..........................................      106,335          101,448
Prepaid pension costs.......................................      404,775          366,807
Investments and other assets................................      163,839           93,713
                                                               ----------       ----------
          Total assets......................................   $4,134,460       $3,238,620
                                                               ==========       ==========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Current liabilities
  Accounts payable..........................................   $   193,189     $   246,813
  Short-term debt...........................................       254,183         139,067
  Employees' compensation...................................        97,750         103,505
  Unearned income...........................................       144,863         145,728
  Other current liabilities.................................       128,241         105,405
                                                               -----------     -----------
          Total current liabilities.........................       818,226         740,518
Long-term debt..............................................       919,022         925,404
Deferred income taxes.......................................       350,378         175,187
Other liabilities...........................................       518,637         507,912
                                                               -----------     -----------
          Total liabilities.................................     2,606,263       2,349,021
Common stock subject to put options.........................        37,150          13,600
Commitments and contingencies
Shareholders' equity
  Preferred stock, $1 par value; stated at liquidation
     value; convertible to Series A common stock:
     Series A: 900,000 shares authorized; 824,000 shares
      issued and outstanding................................       411,784         411,784
     Series C-1: 381,000 shares authorized, issued and
      outstanding...........................................       190,486         190,486
     Series C-2: 245,000 shares authorized, issued and
      outstanding...........................................       122,550         122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized; no shares issued or outstanding
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 86,816,000 and
      86,552,000 shares issued and outstanding..............        86,816          86,552
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding
     Series C: convertible to Series A common stock;
      300,000,000 shares authorized; 25,274,000 and
      25,503,000 shares issued and outstanding..............        25,274          25,503
  Additional paid-in capital................................     1,236,556       1,253,142
  Retained earnings.........................................     1,435,296         384,503
  Accumulated other comprehensive income....................         6,748          12,804
                                                               -----------     -----------
                                                                 3,515,510       2,487,324
  Less treasury stock at cost:
  Series A common stock, 30,993,000 and 24,151,000 shares;
     and Series A preferred stock, 735,000 shares...........    (2,024,463)     (1,611,325)
                                                               -----------     -----------
          Total shareholders' equity........................     1,491,047         875,999
                                                               -----------     -----------
          Total liabilities and shareholders' equity........   $ 4,134,460     $ 3,238,620
                                                               ===========     ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 YEAR TO DATE ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998           1997
                                                              ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities of continuing
     operations.............................................  $  161,480      $ 197,119
  Net cash provided by (used in) operating activities of
     discontinued operations................................      45,293        (19,326)
                                                              ----------      ---------
  Net cash provided by operating activities.................     206,773        177,793

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from disposal of Matthew Bender/Shepard's....   1,616,948
  Notes receivable..........................................     (69,120)
  Investment in marketable securities.......................     (49,509)
  Acquisitions, net of cash acquired........................    (194,373)       (96,875)
  Proceeds from sales of other assets.......................      12,729        114,585
  Capital expenditures......................................     (93,758)       (71,614)
  Capitalization of product costs...........................      (6,804)        (6,367)
  Other, net................................................     (28,806)        (2,366)
                                                              ----------      ---------
     Net cash provided by (used in) investing activities of
      continuing operations.................................   1,187,307        (62,637)
     Net cash used in investing activities of discontinued
      operations............................................     (18,962)       (43,115)
                                                              ----------      ---------
     Net cash provided by (used in) investing activities....   1,168,345       (105,752)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock................................    (516,065)      (400,086)
  Net proceeds from issuance of commercial paper and
     short-term
     borrowings.............................................     154,478        101,546
  Repayments of other debt..................................     (50,356)        (1,448)
  Dividends paid............................................     (63,585)       (66,837)
  Proceeds from exercise of stock options...................      51,376         24,505
  Exercise of put options...................................      (5,800)        (6,796)
  Net proceeds from issuance of long-term debt..............                    438,568
  Contribution to TMCT, LLC.................................                   (249,266)
  Other, net................................................       1,634           (957)
                                                              ----------      ---------
     Net cash used in financing activities..................    (428,318)      (160,771)

Increase (decrease) in cash and cash equivalents............     946,800        (88,730)
Cash and cash equivalents at beginning of year..............      48,659        140,224
                                                              ----------      ---------
Cash and cash equivalents at end of period..................  $  995,459      $  51,494
                                                              ==========      =========

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

     Total comprehensive income amounted to $1,071,598,000 and $66,343,000 for the third quarters of 1998 and 1997, respectively, and $1,164,955,000 and $136,473,000 for the year to date periods ended September 30, 1998 and 1997, respectively. In both 1998 and 1997, comprehensive income differs from net income primarily due to realized gains recognized in net income, which were previously included as part of comprehensive income.

NOTE 3 -- DISCONTINUED OPERATIONS

     The Company signed definitive agreements with Reed Elsevier plc on April 27, 1998 for the disposition of Matthew Bender & Company, Incorporated (Matthew Bender), the Company's legal publisher, in a tax-free reorganization and the sale of Times Mirror's 50% ownership interest in Shepard's. The two transactions were valued at $1.65 billion in the aggregate and were completed on July 31, 1998. The disposition of Matthew Bender was accomplished through the merger of an affiliate of Reed Elsevier with and into Matthew Bender with Matthew Bender as the surviving corporation in the merger. As a result of the merger, TMD, Inc., a wholly owned subsidiary of Times Mirror, received all of the issued and outstanding common stock of CBM Acquisition Parent Co. (MB Parent). MB Parent is a holding company that owns controlling voting preferred stock of Matthew Bender with a stated value of $61,616,000 and participating stock of Matthew Bender. MB Parent is also the sole member of Eagle New Media Investments, LLC (Eagle New Media) (formerly Liberty Bell I, LLC). Affiliates of Reed Elsevier own voting preferred stock of MB Parent with a stated value of $68,750,000 which affords them voting control over MB Parent, subject to certain rights held by Times Mirror with respect to Eagle New Media. Concurrently, with the closing of the merger, the Company became the sole manager of Eagle New Media and controls its operations and assets. At September 30, 1998, the assets of Eagle New Media were $949,599,000 of cash and cash equivalents, $384,812,000 (6,528,000 shares)

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

of Times Mirror stock, $49,509,000 of marketable securities and $2,697,000 of other assets. The consolidated financial statements of the Company include the accounts of Eagle New Media.

     The disposition of the Company's 50% interest in Shepard's was also consummated on July 31, 1998 by a transfer of the respective partnership interests owned by two subsidiaries of the Company to affiliates of Reed Elsevier for cash consideration of $274,650,000.

     The Company recorded a net gain on these two transactions in the amount of $1,108,452,000, net of expenses and $163,585,000 of deferred taxes.

     The Company signed definitive agreements with Harcourt General, Inc. on May 6, 1998, which were amended on October 8, 1998, for the disposition of Mosby, Inc. (Mosby), the Company's health science/medical publisher, in a tax-free reorganization. The transaction, which will result in a gain in the fourth quarter, was valued at $415,000,000 and was completed on October 9, 1998. The disposition of Mosby was accomplished through the merger of an affiliate of Harcourt General, Inc. with and into Mosby, with Mosby as the surviving corporation in the merger. As a result of the merger, the Company received all of the issued and outstanding common stock of Mosby Parent Corp. (Mosby Parent). Mosby Parent is a holding company that owns controlling voting preferred stock of Mosby with a stated value of $48,333,000 and participating stock of Mosby. Mosby Parent is also the sole member of Eagle Publishing Investments, LLC (Eagle Publishing). An affiliate of Harcourt General, Inc. owns voting preferred stock of Mosby Parent with a stated value of $50,000,000 which affords it voting control over Mosby Parent, subject to certain rights held by the Company with respect to Eagle Publishing. Concurrently with the closing of the merger, the Company became the sole manager of Eagle Publishing and controls its operations and assets. At the time of closing, the principal assets of Eagle Publishing were $415,000,000 of cash and cash equivalents. The consolidated financial statements of the Company will include the accounts of Eagle Publishing.

     On August 26, 1998, the Company determined that Apartment Search, Inc., its apartment location business, would be discontinued. The Company anticipates selling the business in the first half of 1999 and has recorded an estimated loss on disposal including a provision for operating losses during the phase-out period. The total estimated loss is included in discontinued operations in net gain on disposal, net of income taxes.

     Prior year financial statements have been restated for discontinued operations. Results for discontinued operations for the periods shown primarily include Matthew Bender, Mosby, the Shepard's joint venture and Apartment Search, Inc. Income from discontinued operations is summarized as follows (in thousands):

                                              THIRD QUARTER ENDED     YEAR TO DATE ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             ---------------------   ---------------------
                                                1998        1997        1998        1997
                                             ----------   --------   ----------   --------
Revenues...................................  $   88,343   $115,411   $  278,156   $309,547
                                             ----------   --------   ----------   --------
Income before income tax provision.........      14,328     21,584       21,331     31,401
Income tax provision.......................       2,343      8,722        6,686     12,685
                                             ----------   --------   ----------   --------
Income from discontinued operations........  $   11,985   $ 12,862   $   14,645   $ 18,716
                                             ==========   ========   ==========   ========
Net gain on disposal, net of income
  taxes....................................  $1,084,136              $1,084,136
                                             ==========              ==========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The remaining assets and liabilities of discontinued operations, primarily relating to Mosby which was divested on October 9, 1998, have been classified in the condensed consolidated balance sheets as net assets of discontinued operations and consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Accounts receivable, net....................................    $ 39,055        $138,932
Other current assets........................................      53,732          67,039
Property, plant and equipment, net..........................      25,406          62,730
Equity investments..........................................       2,548         249,123
Other assets................................................      76,521         112,655
                                                                --------        --------
     Total assets...........................................     197,262         630,479
Current liabilities.........................................      81,166         196,796
Non-current liabilities.....................................       4,174           5,961
                                                                --------        --------
     Total liabilities......................................      85,340         202,757
                                                                --------        --------
     Net assets of discontinued operations..................    $111,922        $427,722
                                                                ========        ========

NOTE 4 -- RESTRUCTURING AND ONE-TIME CHARGES

     In the second quarter of 1998, the Company, in anticipation of the expected impact of divestitures, began a comprehensive review of its business configurations, operating systems and other investments to determine economically attractive actions it could take to prepare for future growth. The 1998 third quarter restructuring, one-time and other special charges represent additional charges under this program, which will continue through the balance of the year. Total restructuring and one-time charges of $80,012,000 primarily consist of $49,727,000 of goodwill impairment which is nondeductible for tax purposes, $8,567,000 for office closures and $7,601,000 for the buyout of magazine business contracts. In aggregate, the Company expects restructuring, one-time and other special charges in 1998 to be between $200,000,000 and $225,000,000 and anticipates future annual expense reductions of approximately $25,000,000 beginning in 1999.

     The balance sheet classification of the remaining restructuring liabilities is as follows (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
Other current liabilities:
  1995 Restructuring.......................................     $16,243         $18,534
  1996 Restructuring.......................................                         128
  1998 Restructuring.......................................      26,681
Other liabilities:
  1995 Restructuring.......................................      16,695          30,304
  1998 Restructuring.......................................      11,384
                                                                -------         -------
                                                                $71,003         $48,966
                                                                =======         =======

     The restructuring liabilities relate primarily to lease payments, severance costs and contract buyout costs. During the year to date ended September 30, 1998, cash spent on severance payments related to restructuring efforts totaled $3,533,000. At September 30, 1998, the remaining liability for severance costs aggregated $6,019,000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- DEBT

     Debt consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
Short-term debt:
  Commercial paper at weighted average interest rates of
     5.6% and 5.9%..........................................    $240,246        $ 86,448
  Notes payable at 6.125% due January 2, 1998...............                      39,209
  Current maturities of long-term debt......................       7,518           7,671
  Other.....................................................       6,419           5,739
                                                                --------        --------
     Total short-term debt..................................    $254,183        $139,067
                                                                ========        ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $99 and $101...................    $249,901        $249,899
  4.75% Liquid Yield Option Notes due 2017, net of
     unamortized discount of $290,611 and $297,845..........     209,389         202,155
  7 1/4% Debentures due March 1, 2013.......................     148,215         148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $561 and $565..................     147,439         147,435
  7 1/2% Debentures due July 1, 2023........................      98,750          98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $159,975 and $165,353,
     with an effective interest rate of 4.3%................      48,986          54,743
  4 1/4% Premium Equity Participating Securities due March
     15, 2001; 1,088,100 securities stated at current
     maturity value.........................................      23,802          31,809
  Others at various interest rates, maturing through
     2001...................................................          58              69
                                                                --------        --------
                                                                 926,540         933,075
Less current maturities.....................................      (7,518)         (7,671)
                                                                --------        --------
     Total long-term debt...................................    $919,022        $925,404
                                                                ========        ========

     The Company has interest rate swap agreements on the 7 1/2% Debentures and the Liquid Yield Option Notes (LYON(TM)) for notional amounts of $100,000,000 and $170,111,000, respectively. These swaps effectively convert a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR. As such, these interest rate swaps converted the weighted average interest rate for these instruments from 5.6% to 4.0% for the year to date ended September 30, 1998.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of Netscape Communications Corporation (Netscape). The amount payable at maturity is determined by reference to the fair market value of the Netscape stock. Changes in the current maturity value of the PEPS are included in accumulated other comprehensive income, net of applicable income taxes. On September 28, 1998, the Company sold 216,900 shares of Netscape stock and purchased an equal proportion of its PEPS in the open market. The two transactions resulted in a gain of $7,744,000, previously recorded as a separate component of shareholders' equity. At September 30, 1998 and December 31, 1997, the fair market value of Netscape common stock was $21.875 and $24.375 per share, respectively. The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     At September 30, 1998, the Company had a $400,000,000 long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had $240,246,000 of commercial paper outstanding at September 30, 1998 under this credit facility.

     At September 30, 1998, the Company had an uncommitted bank line of credit which provides for unsecured borrowings up to $250,000,000 of which there were no amounts outstanding.

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                    THIRD QUARTER ENDED    YEAR TO DATE ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------    -------------------
                                                      1998       1997       1998        1997
                                                    --------    -------    -------    --------
Earnings:
  Income (loss) from continuing operations........  $(19,572)   $54,062    $72,230    $159,427
  Preferred dividends.............................     5,424      7,879     16,272      27,057
                                                    --------    -------    -------    --------
  Earnings (loss) applicable to common
     shareholders for basic earnings per share....   (24,996)    46,183     55,958     132,370
  LYONs interest expense, net of tax..............                1,376
  Convertible preferred stock, Series C-2.........                  395                    395
                                                    --------    -------    -------    --------
  Earnings (loss) applicable to common
     shareholders for earnings per share..........  $(24,996)   $47,954    $55,958    $132,765
                                                    ========    =======    =======    ========
Shares:
  Weighted average shares for basic earnings per
     share........................................    84,262     91,847     86,799      94,077
  Effect of dilutive securities:
     Stock options................................                2,258      2,269       2,371
     Convertible preferred stock, Series C-2......                1,301                    438
     LYONs convertible debt.......................                2,914
                                                    --------    -------    -------    --------
Adjusted weighted average shares for diluted
  earnings per share..............................    84,262     98,320     89,068      96,886
                                                    ========    =======    =======    ========
Basic earnings (loss) per share from continuing
  operations......................................  $   (.30)   $   .50    $   .64    $   1.41
                                                    ========    =======    =======    ========
Diluted earnings per share from continuing
  operations......................................         *    $   .49    $   .63    $   1.37
                                                    ========    =======    =======    ========

---------------
* Antidilutive

     The Company has certain convertible securities which are not included in the calculation of diluted earnings per share because the effects are antidilutive.

     Cash dividends of $.18 and $.15 per share of common stock were declared for the third quarters of 1998 and 1997, respectively, and $.54 and $.40 per share for the year to date ended September 30, 1998 and 1997, respectively.

NOTE 7 -- CAPITAL STOCK AND STOCK REPURCHASE PROGRAM

     At September 30, 1998, the Company had 650,000 put options outstanding with an average strike price of approximately $57.00. The put options, which have various expiration dates in the second half of 1998, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

     The Company's stock repurchase program, which includes the issuance of put options from time to time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company and its affiliates purchased 8,720,000 shares of Series A common stock during the year to date ended September 30, 1998 for an aggregate cost of $522,157,000. Included in the 8,720,000 shares are 6,528,000 shares of Series A common stock purchased by the Company's affiliate, Eagle New Media. The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs.

     On July 27, 1998, the Company entered into a forward purchase contract to purchase 2,000,000 shares of Series A common stock at a price of $61.50. This contract, which is due to mature in the fourth quarter 1998, may, at the option of the Company, be physically settled with shares of Series A common stock or settled on a net cash or net share basis over a period that may continue into early 1999. Purchases by the Company and its affiliates are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time.

NOTE 8 -- STOCK OPTIONS

     During the year to date ended September 30, 1998, the Company issued 1,881,000 shares of its common stock as a result of the exercise of stock options.

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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 11 -- ACQUISITION

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county for $188,696,000. The Company accounted for this acquisition under the purchase method with the results of operations for Recycler included in the financial statements of Times Mirror from the date of acquisition. A significant portion of the purchase price was allocated to intangible assets, primarily goodwill. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity which owns all of the non-Los Angeles area assets of Recycler, for a total amount of $34,800,000.

NOTE 12 -- FUTURE ACCOUNTING REQUIREMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In the third quarter of 1998, Times Mirror reported net income of $1.08 billion, or $12.71 per share, compared with $66.9 million, or $.62 per share, for the prior year's third quarter. The results reflect:

     - A $1.11 billion gain on the disposition of the legal publishing businesses;

     - Pretax charges of $80.0 million, incurred in a continuation of the Company's restructuring program;

     - Additional pretax special charges of $14.0 million at the Company's training and consumer health businesses that did not qualify for accounting classification as restructuring charges;

     - A loss of $19.6 million from continuing operations; and

     - Income from discontinued operations of $12.0 million.

     On July 31, 1998, the Company completed the divestiture of Matthew Bender & Company, Incorporated and its 50% ownership in legal citation provider Shepard's to an affiliate of Reed Elsevier in a transaction valued at $1.65 billion. Subsequent to the end of the third quarter, on October 9, 1998, the Company completed the divestiture of Mosby, Inc., its health science and medical publisher, to Harcourt General, Inc. in a transaction valued at $415.0 million. On August 26, 1998, the Company determined that Apartment Search, Inc., its apartment location business, would be discontinued. The Company anticipates selling the business in the first half of 1999 and has recorded an estimated loss on disposal including a provision for operating losses during the phase-out period. The total estimated loss is included in discontinued operations in net gain on disposal, net of income taxes. Results of discontinued operations primarily include Matthew Bender, Mosby, the Shepard's joint venture and Apartment Search, Inc.

     For the third quarter, restructuring, one-time and other special charges totaled $94.0 million. In the fourth quarter, the Company's restructuring review will continue, with the largest steps expected to be taken at the Los Angeles Times. Overall, the Company expects total pretax charges related to the review program to be between $200 million and $225 million, and anticipates future annual expense reductions of approximately $25 million, beginning in 1999.

     Share repurchase activity continued with a total of 6.6 million Series A common shares acquired during the third quarter.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                      THIRD QUARTER ENDED         YEAR TO DATE ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------    ------------------------
                                        1998         1997         1998          1997
                                     ----------    --------    ----------    ----------
Revenues...........................  $  729,399    $699,067    $2,199,347    $2,090,626
Restructuring and one-time
  charges..........................      80,012                   119,709
Operating profit...................       3,738      97,710       178,837       295,125
Interest expense, net..............      (6,448)    (11,058)      (33,131)      (25,365)
Other, net.........................       7,674       3,528        15,012         3,754
Income (loss) from continuing
  operations, net of tax...........     (19,572)     54,062        72,230       159,427
Discontinued operations:
  Income from operations, net of
     income taxes..................      11,985      12,862        14,645        18,716
  Net gain on disposal, net of
     income taxes..................   1,084,136                 1,084,136
Net income.........................   1,076,549      66,924     1,171,011       178,143
Preferred dividend requirements....       5,424       7,879        16,272        27,057
Earnings applicable to common
  shareholders.....................  $1,071,125    $ 59,045    $1,154,739    $  151,086
Basic earnings (loss) per share:
  Continuing operations............  $     (.30)   $    .50    $      .64    $     1.41
  Discontinued operations..........       13.01         .14         12.66           .20
                                     ----------    --------    ----------    ----------
Basic earnings per share...........  $    12.71    $    .64    $    13.30    $     1.61
                                     ==========    ========    ==========    ==========
Diluted earnings per share:
  Continuing operations............  $   *         $    .49    $      .63    $     1.37
  Discontinued operations..........      *              .13         12.33           .19
                                     ----------    --------    ----------    ----------
Diluted earnings per share.........  $   *         $    .62    $    12.96    $     1.56
                                     ==========    ========    ==========    ==========

---------------
* Antidilutive

     Revenue growth continued in the third quarter of 1998, increasing by 4.3% over the same period last year. The rate of growth slowed from the second quarter, reflecting modest weakening in certain markets and advertising categories.

     Consolidated operating profit excluding restructuring, one-time and other special charges for the 1998 third quarter totaled $96.2 million, essentially level with the 1997 third quarter. A third quarter operating profit decline in Newspaper Publishing and Professional Information was offset by improvements in Magazine Publishing, as well as reduced expense levels in the Corporate and Other segment. Restructuring, one-time and other special charges totaled $92.5 million in the quarter, reducing operating profit from continuing operations to $3.7 million. For the year to date ended September 30, 1998, consolidated operating profit excluding restructuring, one-time and other special charges was $311.0 million, an increase of $15.9 million, or 5.4%, compared to the same prior year period.

     Earnings per share for 1998 benefited principally from the gain on divestitures, as well as from lower preferred dividend requirements and a reduction in average shares outstanding. Preferred dividend require-

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ments in 1998 declined due to the Company's redemption of its Series B preferred stock and a recapitalization in 1997.

     Net interest expense for the third quarter declined due to an increase in interest income, which is expected to continue throughout the balance of 1998. For the year to date ended September 30, 1998 net interest expense was higher than the prior year period primarily due to increased debt levels attributable to common stock repurchases, new acquisitions and the recapitalization in the third quarter of 1997.

ANALYSIS BY SEGMENT

     The following sections discuss the revenues and operating results of the Company's principal lines of business, both including and excluding the 1998 restructuring, one-time and other special charges of $94.0 million and $133.7 million for the third quarter 1998 and year to date September 30, 1998, respectively. All comments, except where noted, apply to both the third quarter and the year to date ended September 30, 1998 compared to the same prior year periods.

  Newspaper Publishing

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                     THIRD QUARTER ENDED                YEAR TO DATE ENDED
                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                 ----------------------------    --------------------------------
                                   1998       1997     CHANGE       1998         1997      CHANGE
                                 --------   --------   ------    ----------   ----------   ------
Revenues
  Advertising..................  $427,807   $403,947     5.9%    $1,298,242   $1,215,025     6.8%
  Circulation..................   108,290    107,694     0.6        324,452      325,695    (0.4)
  Other........................    20,507     13,321    53.9         62,562       38,712    61.6
                                 --------   --------             ----------   ----------
                                 $556,604   $524,962     6.0%    $1,685,256   $1,579,432     6.7%
                                 ========   ========             ==========   ==========
Operating profit...............  $ 80,511   $ 90,350   (10.9)%   $  255,924   $  300,909   (14.9)%
                                 ========   ========             ==========   ==========
Operating profit excluding
  restructuring and one-time
  charges......................  $ 85,236   $ 90,350    (5.7)%   $  295,499   $  300,909    (1.8)%
                                 ========   ========             ==========   ==========

     For the 1998 third quarter, Newspaper Publishing operating profit, excluding restructuring and one-time charges, was $85.2 million, a decline of 5.7% from $90.4 million in the prior year's quarter. Strong operating performance at the Eastern Newspapers was more than offset by a substantial year-to-year decline in operating profit at the Los Angeles Times, reflecting increased expenses in anticipation of advertising revenue growth that did not materialize in the period. Classified help-wanted advertising at The Times has remained below last year and below expectations, particularly in the engineering and technology categories. In addition, the operating profit decline reflects higher newsprint expense and ongoing initiatives, particularly at the Los Angeles Times, to generate volume growth. Including restructuring and one-time charges of $4.7 million (including asset write-offs and severance-related costs), Newspaper Publishing operating profit was $80.5 million in the 1998 third quarter.

     In the 1998 third quarter, revenues for the Newspaper Publishing segment rose 6.0% to $556.6 million, compared with $525.0 million in the third quarter of 1997, reflecting advertising growth at the Eastern Newspapers as well as acquisitions. Excluding recent acquisitions, total revenues rose 1.8 %.

     Advertising revenues for the third quarter of 1998 increased 5.9% to $427.8 million from last year's $403.9 million. Advertising revenues rose 4.8% at the Los Angeles Times and 7.1% at the Eastern Newspapers.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Excluding recent acquisitions, total advertising revenues rose 2.3%, with the Los Angeles Times increasing by 0.5% and the Eastern Newspapers by 4.3%.

     Newsprint expense rose 9.0% in the 1998 third quarter, with average newsprint prices up approximately 4.0% and circulation and advertising volume gains driving a 3.9% increase in consumption. Excluding newsprint and expenses of recently acquired operations, all other costs rose 3.0% in the 1998 third quarter -- up 4.6% at the Los Angeles Times and down 1.2% at the Eastern Newspapers.

     Total circulation averages for Times Mirror's Newspaper Publishing segment for the six-month period ended September 30, 1998, as reported by the Company to the Audit Bureau of Circulations, were 2,335,767 daily, an increase of 22,265, or 1.0%, and 3,043,004 Sunday, an increase of 3,550, or 0.1%. At the Los Angeles Times, average daily circulation was 1,067,540, an increase of 17,364, or 1.7%, and Sunday, 1,361,201, basically even with the level reported for the six-month period ended September 30, 1997. At Newsday, average daily circulation was 572,444, an increase of 3,603, or 0.6%, and Sunday was 671,214, an increase of 6,226, or 0.9%.

     For the nine months ended September 30, 1998, Newspaper Publishing operating profit excluding restructuring charges was $295.5 million, compared to $300.9 million for the prior year. Including restructuring charges of $39.6 million (including contract buyout costs, asset write-offs and severance-related costs), operating profit for the nine months ended September 30, 1998 was $255.9 million. Revenues for the nine months ended September 30, 1998, rose 6.7% to $1.69 billion compared with $1.58 billion in the prior year.

  Professional Information

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                        THIRD QUARTER ENDED              YEAR TO DATE ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                      1998       1997     CHANGE      1998       1997     CHANGE
                                    --------   --------   ------    --------   --------   ------
Revenues..........................  $106,512   $104,880     1.6%    $322,295   $306,821     5.0%
                                    ========   ========             ========   ========
Operating profit (loss)...........  $(33,970)  $ 19,137   (100+)%   $ (4,808)  $ 45,962   (100+)%
                                    ========   ========             ========   ========
Operating profit excluding
  restructuring, one-time and
  other special charges...........  $ 18,744   $ 19,137    (2.1)%   $ 52,753   $ 45,962    14.8%
                                    ========   ========             ========   ========

     The Professional Information segment's 1998 third quarter results reflect the discontinuation of Matthew Bender/Shepard's and Mosby and prior year results have been restated accordingly. The segment's 1998 third quarter operating profit excluding restructuring, one-time and other special charges was $18.7 million, a decrease of 2.1% from the prior year's quarter. Including restructuring, one-time and other special charges of $54.2 million (of which $1.5 million was included in Other, net), Professional Information's operating loss was $34.0 million in the 1998 third quarter. The restructuring and one-time charges of $40.2 million primarily reflect goodwill impairment and facility closures. The special charges of $14.0 million are related to product development and other asset write-offs largely at AchieveGlobal and StayWell. The Company anticipates related future annual expense reductions of approximately $6 million, beginning in 1999, from both sets of charges.

     The segment's 1998 third quarter revenues from continuing operations were $106.5 million, compared with $104.9 million in the prior year.

     For the nine months ended September 30, 1998, operating profit excluding restructuring, one-time and other special charges was $52.8 million, an increase of $6.8 million, or 14.8%, over the results in the same period in the prior year. The increase is primarily due to a decrease in operating expenses at StayWell and an

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in revenue both at StayWell and Allen Communication. Professional Information's operating loss was $4.8 million, including restructuring, one-time and other special charges of $59.1 million, of which $14.0 million represents those amounts not qualifying for accounting classification as restructuring charges. Included in this amount is $1.5 million which was reported in Other, net. For the nine months ended September 30, 1998, Professional Information's revenues from continuing operations were $322.3 million compared with $306.8 million in the prior year.

  Magazine Publishing

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                                       THIRD QUARTER ENDED              YEAR TO DATE ENDED
                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                   ----------------------------    ----------------------------
                                     1998      1997     CHANGE       1998       1997     CHANGE
                                   --------   -------   -------    --------   --------   ------
Revenues.........................  $ 65,828   $65,974      (0.2)%  $191,096   $183,361     4.2%
                                   ========   =======              ========   ========
Operating profit (loss)..........  $(21,233)  $ 5,491     (100+)%  $(19,503)  $ 13,350   (100+)%
                                   ========   =======              ========   ========
Operating profit excluding
  restructuring and one-time
  charges........................  $  7,839   $ 5,491      42.8%   $  9,569   $ 13,350   (28.3)%
                                   ========   =======              ========   ========

     The Magazine Publishing segment reported 1998 third quarter operating profit, excluding restructuring charges, of $7.8 million, an increase of 42.8%, from $5.5 million in the prior year primarily due to a decrease in circulation costs as compared to the prior year's quarter. Including restructuring and one-time charges of $29.1 million, the 1998 third quarter operating loss was $21.2 million. The restructuring charges largely reflect goodwill impairment for two titles and the Company anticipates related future annual expense reductions of approximately $1 million, beginning in 1999. The 1998 third quarter revenues were $65.8 million, compared with $66.0 million in the prior year.

     For the nine months ended September 30, 1998, Magazine Publishing revenues were $191.1 million compared with $183.4 million in the prior year. Magazine Publishing operating profit for the nine months ended September 30, 1998, excluding restructuring and one-time charges, was $9.6 million. Including $29.1 million of restructuring and one-time charges, the operating loss was $19.5 million. The decrease in operating profit is due to ongoing investment in the relaunch of The Sporting News, higher paper costs and expenses related to new acquisitions.

  Corporate and Other

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                                         THIRD QUARTER ENDED              YEAR TO DATE ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                       1998       1997     CHANGE      1998       1997     CHANGE
                                     --------   --------   ------    --------   --------   ------
Revenues...........................  $    289   $  3,323   (91.3)%   $    700   $ 21,451   (96.7)%
                                     ========   ========             ========   ========
Operating loss.....................  $(21,570)  $(17,268)   24.9%    $(52,776)  $(65,096)  (18.9)%
                                     ========   ========             ========   ========
Operating loss excluding
  restructuring and one-time
  charges..........................  $(15,573)  $(17,268)   (9.8)%   $(46,779)  $(65,096)  (28.1)%
                                     ========   ========             ========   ========

     The Corporate and Other segment reported a 1998 third quarter operating loss of $15.6 million, excluding $6.0 million restructuring and one-time charges, compared with a loss of $17.3 million for the prior year's quarter.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenues for the 1998 third quarter are lower compared to the prior year due to the divestiture of National Journal during the latter part of 1997. For year to date ended September 30, 1998, revenues declined due to the disposition of National Journal and Harry N. Abrams, Inc. Operating loss excluding restructuring and one-time charges is lower for the third quarter and year to date ended September 30, 1998 primarily due to lower employee benefit and information systems costs.

OTHER INCOME

     On September 28, 1998, the Company sold 216,900 shares of its holdings in Netscape Communications Corporation (Netscape) stock and purchased an equal proportion of its 4 1/4% Premium Equity Participating Securities (PEPS) obligation in the open market. The PEPS hedge a significant portion of the Company's investment in Netscape. A $7.7 million gain, previously included as a separate component of shareholders' equity, was recognized on these two transactions. Such transactions may continue from time to time in the future.

     For the third quarter and year to date ended September 30, 1998, the Company had gains on the disposition of incidental properties which were partially offset by equity losses related to certain of its new media initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. For the year to date ended September 30, 1998, cash generated from operating activities and proceeds from borrowings have been used primarily to fund share repurchases and acquisitions.

     At September 30, 1998, the Company had a $400 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had approximately $240.2 million of commercial paper outstanding at September 30, 1998 under this credit facility.

     During the second quarter of 1998, the Company entered into an uncommitted bank line of credit which provides for unsecured borrowings up to $250 million of which there were no amounts outstanding at September 30, 1998.

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

     On July 31, 1998, the Company completed the divestiture of Matthew Bender in a tax-free reorganization and the sale of the Company's 50% ownership interest in Shepard's to Reed Elsevier plc. The two transactions were valued at $1.65 billion in the aggregate. Proceeds from the sale of Shepard's were used to pay down commercial paper and short-term borrowings of $222.4 million. Concurrently with the closing of the Matthew Bender transaction, the Company became the sole manager of Eagle New Media Investments, LLC (Eagle New Media) (formerly Liberty Bell I, LLC). At September 30, 1998, the principal assets of Eagle New Media were $949.6 million of cash and cash equivalents, $384.8 million of Times Mirror stock and $49.5 million of marketable securities. On October 9, 1998, the Company completed the divestiture of Mosby, Inc. to Harcourt General, Inc. in a transaction valued at $415.0 million and will record a gain in the fourth quarter. Concurrently with the closing of the Mosby, Inc. transaction, the Company became the sole manager

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of Eagle Publishing Investments, LLC (Eagle Publishing) of which the principal assets were $415.0 million of cash and cash equivalents. While the Company believes that the Matthew Bender and Mosby transactions were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The Company intends to deploy the assets of both LLCs to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes. For financial reporting purposes, Eagle New Media and Eagle Publishing are consolidated with the financial results of the Company.

  Common Share Repurchases

     Share repurchases continued during the third quarter resulting in an additional reduction of 6.6 million Series A common shares through open market transactions, accelerated repurchases and purchases by an affiliated limited liability company. The Company and its affiliates purchased 8.7 million and 7.9 million shares of its Series A common stock during the year to date periods ended September 30, 1998 and 1997, respectively.

     Included in the 1998 purchases are 6.5 million shares of Series A common stock acquired by Eagle New Media. The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Also in the third quarter, on July 27, 1998, as part of its share repurchase efforts, the Company entered into a forward purchase agreement with respect to 2.0 million shares of Series A common stock at a price of $61.50. This contract, which is due to mature in the fourth quarter of 1998, may, at the Company's option, be physically settled with Series A common stock or settled on a net cash or net share basis over a period that may continue into early 1999. Purchases by the Company and its affiliates are expected to be made in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. At September 30, 1998, on a consolidated basis for financial reporting purposes, the actual shares of common stock outstanding totaled 81.1 million compared with
88.5 million at September 30, 1997.

  Cash Flow

     The following table sets forth certain items from the Statements of Condensed Consolidated Cash Flows (dollars in millions):

                                                              YEAR TO DATE ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Net cash provided by operating activities of continuing
  operations................................................  $  161.5    $ 197.1
Net proceeds from disposal of Matthew Bender/Shepard's......   1,616.9
Acquisitions, net of cash acquired..........................    (194.4)     (96.9)
Capital expenditures........................................     (93.8)     (71.6)
Repurchase of common stock, including exercise of put
  options...................................................    (521.9)    (406.9)
Net issuance of commercial paper, short-term borrowings and
  long-term debt............................................     154.5      540.1

     Cash generated by operating activities of continuing operations for the year to date ended September 30, 1998 was lower compared to the same period in 1997 due to higher interest payments and restructuring expenditures, as well as lower operating profit which was partially offset by a reduction in tax payments. Additionally, inventory levels rose with the purchase of newsprint in anticipation of fourth quarter newsprint price increases and lower consumption than originally expected.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Capital expenditures for the year to date ended September 30, 1998 were higher compared to the same period in 1997 due primarily to investments for upgrades and enhancements in the Newspaper Publishing segment. Capital expenditures for 1998 are expected to be higher than the 1997 levels due to the Company's continuing investments for future growth, particularly in the Newspaper Publishing segment.

     Total debt at September 30, 1998 rose to $1.17 billion from $1.06 billion at December 31, 1997 primarily due to the issuance of commercial paper.

DIVIDENDS

     Cash dividends of $.18 and $.15 per share of common stock were declared for the third quarter of 1998 and 1997, respectively, and $.54 and $.40 per share for the year to date ended September 30, 1998 and 1997, respectively.

IMPACT OF YEAR 2000

     Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has instituted a comprehensive program to remediate potential Year 2000 impacts. This program involves the following phases: inventory, assessment/planning, remediation, contingency planning and testing. To date, the Company has substantially completed the inventory and assessment/planning phases and expects to fully complete these phases by the first quarter of 1999. The Company has commenced remediation of its critical systems and plans to complete this phase no later than mid-1999. The Company's critical systems are applications or processes that are required for the continuation of the Company's business and include both information technology and non-information technology systems. Contingency plans with respect to critical systems and critical suppliers will be developed during the second and third quarters of 1999. Completion of the testing phase for these systems is planned for third quarter 1999. The Company has identified the majority of its significant suppliers and vendors and has sent out questionnaires to such third parties. It expects to complete the process of identifying other suppliers and sending out questionnaires to other third parties by the first quarter of 1999. Risk assessment, readiness evaluation and action plans related to these third parties are planned to be completed by the second quarter of 1999.

     Internal and external resources have been utilized to perform all phases. Currently, total capital costs are estimated at $35 million for the purchase of systems and total expenses are estimated at $11 million. These estimates include all information technology and all non-information technology systems including costs associated with planned replacements which have been accelerated due to the Year 2000 issue. To date, the Company has capitalized $8 million and expensed $5 million. Substantially all of these costs have been identified within the Newspaper Publishing segment. These costs will be funded through operating cash flows. Although priorities have been realigned, the Company anticipates minimal negative impact to non-Year 2000 information technology projects or budgets.

     Management believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and the necessary modifications and replacement of critical systems will be completed by the third quarter of 1999. As a result, the Year 2000 issue is not expected to pose significant operational or financial problems for the Company. The Company's expectations about future Year 2000 related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying systems that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability, rate and

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

magnitude of related labor and consulting costs and the success of the Company's vendors and suppliers in addressing the Year 2000 issue. If the Company or its suppliers or vendors are unable to resolve the Year 2000 issue on schedule, the Company may not be able to prepare and distribute its publications in a timely manner, which could have a material adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 9 to the Condensed Consolidated Financial Statements.

                            THE TIMES MIRROR COMPANY

                        BUSINESS SEGMENT INFORMATION (1)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THIRD QUARTER ENDED     YEAR TO DATE ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    1998       1997        1998         1997
                                                  --------   --------   ----------   ----------
REVENUES
  Newspaper Publishing..........................  $556,604   $524,962   $1,685,256   $1,579,432
  Professional Information......................   106,512    104,880      322,295      306,821
  Magazine Publishing...........................    65,828     65,974      191,096      183,361
  Corporate and Other...........................       289      3,323          700       21,451
  Intersegment Revenues.........................       166        (72)                     (439)
                                                  --------   --------   ----------   ----------
                                                  $729,399   $699,067   $2,199,347   $2,090,626
                                                  ========   ========   ==========   ==========
OPERATING PROFIT (LOSS)(2)
  Newspaper Publishing..........................  $ 80,511   $ 90,350   $  255,924   $  300,909
  Professional Information......................   (33,970)    19,137       (4,808)      45,962
  Magazine Publishing...........................   (21,233)     5,491      (19,503)      13,350
  Corporate and Other...........................   (21,570)   (17,268)     (52,776)     (65,096)
                                                  --------   --------   ----------   ----------
                                                  $  3,738   $ 97,710   $  178,837   $  295,125
                                                  ========   ========   ==========   ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing..........................  $ 29,426   $ 26,499   $   88,008   $   80,287
  Professional Information......................     4,397      4,419       14,499       13,622
  Magazine Publishing...........................     1,883      1,828        5,846        5,223
  Corporate and Other...........................       664        649        2,965        2,303
                                                  --------   --------   ----------   ----------
                                                  $ 36,370   $ 33,395   $  111,318   $  101,435
                                                  ========   ========   ==========   ==========
CAPITAL EXPENDITURES
  Newspaper Publishing..........................  $ 31,187   $ 20,565   $   74,292   $   51,616
  Professional Information......................     4,595      4,537       13,628        9,951
  Magazine Publishing...........................       625        384        1,471        1,307
  Corporate and Other...........................     1,056      1,564        4,367        8,740
                                                  --------   --------   ----------   ----------
                                                  $ 37,463   $ 27,050   $   93,758   $   71,614
                                                  ========   ========   ==========   ==========

---------------
(1) Represents activity from continuing operations.

(2) Includes 1998 third quarter and year to date restructuring, one-time and other special charges as follows (in thousands):

                                                   THIRD QUARTER ENDED    YEAR TO DATE ENDED
                                                   SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
                                                   -------------------    ------------------
Newspaper Publishing.............................        $ 4,725               $ 39,575
Professional Information.........................         52,714*                57,561*
Magazine Publishing..............................         29,072                 29,072
Corporate and Other..............................          5,997                  5,997
                                                         -------               --------
                                                         $92,508               $132,205
                                                         =======               ========

---------------
* An additional $1.5 million of other special charges is reported in Other, net.

                            THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

     27. Financial Data Schedules.

     (b) The Company filed a report on Form 8-K dated July 15, 1998, listing an additional holder of the Company's zero coupon subordinated Liquid Yield Option(TM) Notes ("LYONs") due 2017, which such owners may from time to time offer and sell pursuant to the Company's Registration Statement (No. 333-30773) under the Securities Act of 1933, as amended.

     The Company filed a report on Form 8-K dated July 22, 1998 announcing its earnings for the second quarter of 1998.

     The Company filed a report on Form 8-K dated July 31, 1998 announcing the completion of the acquisition by Reed Elsevier plc of the Company's legal publisher Matthew Bender & Company, Incorporated and its 50% ownership interest in legal citation provider Shepard's.

     The Company filed a report on Form 8-K dated July 31, 1998 relating to the disposition of Matthew Bender & Company, Incorporated and its 50% ownership interest in Shepard's.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By:      /s/ THOMAS UNTERMAN
                                            ------------------------------------
                                                      Thomas Unterman
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 16, 1998