Form 10-K405
period 1998-12-31
TIMES MIRROR CO /NEW/
filed 1999-03-25
CIK 925260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NUMBER 1-13492
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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------  ---------------------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 10, 1999 was approximately $2.4 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)
     Number of shares of Series A Common Stock outstanding at March 10, 1999:
47,515,394, excluding 18,237,864 shares held by subsidiaries of the Registrant, 4,001,067 common shares held by TMCT, LLC, representing 80% of the common shares held by TMCT, LLC; 13,400,200 shares held by Eagle New Media Investments, LLC and 3,787,613 shares held as treasury shares.
     Number of shares of Series C Common Stock outstanding at March 10, 1999:
25,176,553.
                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders to be filed by the Company within 120 days after the end of the Company's fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Times Mirror Company ("Times Mirror" or the "Company") is engaged principally in the newspaper publishing, professional information and magazine publishing businesses. The Company publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Through its subsidiaries, the Company also provides professional information to the aviation and health improvement markets, publishes magazines and also provides training information and services.

     During 1998, Times Mirror engaged in several strategic transactions including the divestiture of Matthew Bender & Company, Incorporated, a publisher of legal information, the Company's 50% interest in Shepard's, a legal citation provider, and Mosby, Inc., a publisher of health science information. The Company retained the consumer health information businesses of Mosby and combined such businesses in a subsidiary, The StayWell Company. The Company also acquired the Los Angeles area publications of E Z Buy & E Z Sell Recycler Corporation and invested in a new company, Target Media Partners, which is jointly owned with former Recycler management and others. In February 1999, an investment affiliate of the Company acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas.

     The Company continued to have an active share purchase program with a total of 16.7 million shares of Series A Common Stock acquired by the Company or its affiliates during 1998, which more than offset the 2.1 million shares of Series A Common Stock issued as a result of the exercise of stock options. In 1998, the Company, in anticipation of the expected impact of divestitures, also began a comprehensive review of its business configurations, operating systems and other investments to determine economic actions it could take to prepare for future growth. This review produced pretax restructuring and one-time charges of $200.8 million and additional pretax charges of $32.7 million that did not meet the accounting criteria for classification as restructuring and one-time charges.

NEWSPAPER PUBLISHING SEGMENT

     Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several other daily and weekly newspapers. Local management operates each daily newspaper substantially independently in order to meet most effectively the needs of the area each newspaper serves. Editorial policies are also established by local management. The Company continues to move toward centralizing the back-office operations of its eastern newspapers and certain of its other business units. Each daily newspaper is a member of Associated Press. The Los Angeles Times and Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror.

  LOS ANGELES TIMES

     The Los Angeles Times has been published continuously since 1881. It is published every morning and, for the six-month period ended September 30, 1998, as reported by the Company to the Audit Bureau of Circulations, ranked as the largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. In 1998, its annual average unaudited circulation was 1,097,079 for Monday through Friday, 1,017,321 for Saturday and 1,384,933 for Sunday, compared with 1,069,968, 1,003,939 and 1,373,389, respectively, in 1997. Approximately 75%, 79% and 78%
of the Monday through Friday, Saturday and Sunday circulation, respectively, was home-delivered in 1998, compared with 76%, 80% and 77% of the circulation, respectively, in 1997.

     In 1998, the Los Angeles Times recorded full-run billed advertising volume of 3,212,104 standard advertising unit inches (hereinafter "inches"), part-run volume of 4,037,737 inches, and preprinted inserts of 1,155.2 million pieces, compared with 3,138,624 inches, 3,918,910 inches and 1,098.5 million pieces, respectively, in 1997. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,138.5 million pieces in 1998, compared with 1,048.6 million pieces in 1997.

     The Los Angeles Times serves a five-county region in Southern California that includes Los Angeles, Orange, Riverside, San Bernardino and Ventura counties. In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions. In October 1998, the Los Angeles Times started publishing a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C.

     In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also syndicates material to other newspapers throughout the world. The Los Angeles Times and La Opinion, the largest Spanish-language daily newspaper in Southern California in which the Company owns a 50% equity interest, publish a Spanish-language weekly paper, Para Ti, targeted at Latino households in Southern California. Times Mirror also owns California Community News Corporation, which publishes daily newspapers including the Newport Beach/Costa Mesa Daily Pilot and the Huntington Beach/Fountain Valley Independent, which are distributed in Orange County, the Glendale News-Press, which is distributed in Los Angeles County, and the Foothill Leader and the Burbank Leader, which are semiweekly newspapers distributed in Los Angeles County. The Los Angeles Times won two Pulitzer Prizes in 1998.

     As part of a strategy of supplementing its newspapers with strategic acquisitions and internal growth, in the second quarter of 1998, the Company acquired the Los Angeles area publications of E Z Buy & E Z Sell Recycler Corporation, a collection of 24 alternative classified papers in Southern California. Titles include The Recycler, AutoBuys, CycleBuys, BoatBuys, RV Buys, EZ Ads, Auto Pix, Trade Express, Auto Seller and the Renter. In addition, in 1998, California Community News Corporation launched eight daily and weekly community newspaper sections for distribution with the Los Angeles Times under the banner Our Times.

     Net revenues for the Los Angeles Times, including California Community News Corporation and E Z Buy & E Z Sell Recycler Corporation, were $1,137,324,000 in 1998, $1,088,539,000 in 1997 and $1,053,813,000 in 1996, representing 37.8%,
37.8% and 38.0% of the Company's consolidated revenues from continuing operations for such years.

     In its primary markets of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes with 21 local daily newspapers, with the largest having approximately 360,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are more than several hundred weekly, semiweekly and free distribution newspapers.

  NEWSDAY

     Newsday, which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the borough of Queens in New York City. In 1998, Newsday ranked as the sixth largest metropolitan daily newspaper in the country for Monday through Friday circulation, and as the twelfth largest for Sunday circulation. In 1998, Newsday's annual average unaudited circulation was 567,227 for Monday through Friday, 459,732 for Saturday, and 658,351 for Sunday, compared with 563,994, 485,126 and 655,269, respectively, in 1997. Newsday also publishes Distinction, a bimonthly magazine designed to serve Long Island's upscale community, which is supported by advertising revenues and paid subscriptions, and This Week, a free distribution shopper with 80 editions. Newsday has won sixteen Pulitzer Prizes.

     In 1998, Newsday recorded full-run billed advertising volume of 1,644,283 inches, part-run volume of 1,495,782 inches, and preprinted inserts of 796.5 million pieces, compared with 1,576,392 inches, 1,399,538 inches, and 671.3 million pieces, respectively, in 1997. In addition, Newsday, together with its alternate distribution company, Distribution Systems of America, derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,197.2 million pieces in 1998, compared with 1,028.8 million pieces in 1997.

     In 1999, an investment affiliate of the Company acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas.

     Newsday competes with three major metropolitan newspapers and daily regional editions of national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers in its distribution area.

  THE BALTIMORE SUN

     The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun publishes a morning newspaper seven days a week. In 1998, The Sun had an annual average unaudited circulation of 320,138 for Monday through Saturday, compared with 319,899 for 1997. Annual average unaudited circulation for Sunday was 475,644 in 1998 compared with 477,439 in 1997.

     In 1998, The Baltimore Sun newspapers recorded full-run billed advertising volume of 1,761,972 inches, part-run volume of 456,434 inches, and preprinted inserts of 671.9 million pieces, compared with 1,684,631 inches, 416,292 inches and 643.6 million pieces, respectively, in 1997. In addition, The Baltimore Sun newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 110.9 million pieces in 1998, compared with 104.3 million pieces in 1997.

     The Baltimore Sun publishes a variety of weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun competes with the Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in the distribution area.

  THE HARTFORD COURANT

     The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes twelve regional editions on a daily basis, which provide local news and advertising. In 1998, the annual average unaudited circulation was 212,606 for Monday through Saturday, and 302,493 for Sunday, compared with 213,783 and 301,865, respectively, in 1997.

     In 1998, The Hartford Courant recorded full-run billed advertising volume of 1,435,662 inches, part-run volume of 610,391 inches, and preprinted inserts of 446.2 million pieces, compared with 1,526,022 inches, 650,027 inches and
420.3 million pieces, respectively, in 1997. In addition, The Hartford Courant derived revenues from advertising supplements distributed to non-subscribers equivalent to 80.5 million pieces in 1998, compared with 73.4 million pieces in 1997.

     The Hartford Courant competes with a number of daily newspapers, especially in metropolitan areas on the periphery of its trade area, as well as daily regional editions of national newspapers. In addition, there are other weekly and local daily newspapers in the distribution area.

  THE MORNING CALL

     The Morning Call in Allentown, Pennsylvania, is published daily and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1998, annual average unaudited circulation was 127,561 for Monday through Friday, 142,182 for Saturday, and 175,722 for Sunday, compared with 126,807, 141,936 and 177,138, respectively, in 1997.

     In 1998, The Morning Call recorded full-run billed advertising volume of 1,421,851 inches, part-run volume of 242,775 inches, and preprinted inserts of
264.2 million pieces, compared with 1,385,293 inches, 245,350 inches and 232.2 million pieces, respectively, in 1997. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 19.4 million pieces in 1998, compared with 19.8 million pieces in 1997.

     The Morning Call competes with a few smaller daily and weekly newspapers, with its principal competitor being the Express Times in Easton, Pennsylvania.

  THE (STAMFORD) ADVOCATE AND GREENWICH TIME

     The (Stamford) Advocate and Greenwich Time are published every morning and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and Greenwich Time circulates in Greenwich, Connecticut. In 1998, The Advocate had an annual average unaudited circulation of 28,408 for Monday through Friday, 26,647 for Saturday and 39,047 for Sunday, compared with 28,530, 27,099 and 39,506, respectively, in 1997. In 1998, Greenwich Time had an annual average unaudited circulation of 12,872 for Monday through Friday, 11,834 for Saturday and 14,097 for Sunday, compared with 12,863, 11,847 and 14,059, respectively, in 1997.

     In 1998, The Advocate recorded full-run billed advertising volume of 801,666 inches, and preprinted inserts of 43.5 million pieces, compared with 792,599 inches and 39.2 million pieces, respectively, in 1997. In 1998, Greenwich Time recorded full-run billed advertising volume of 801,636 inches and preprinted inserts of 14.5 million pieces, compared with 791,201 inches and 13.4 million pieces, respectively, in 1997. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 23.0 million pieces in 1998, compared with 20.0 million pieces in 1997.

     Both The Advocate and Greenwich Time compete with a number of larger daily newspapers which serve the New York City metropolitan area and outlying regions.

  ELECTRONIC PUBLISHING

     Times Mirror offers, through its operating companies, over 25 Web sites. The Los Angeles Times operates the Web site latimes.com, a leading online news and advertising service. Newsday (newsday.com), The Hartford Courant (courant.com), The Baltimore Sun (sunspot.net) and The Morning Call (mcall.com) each maintain Web sites that provide news and other information on a daily basis. The Advocate and Greenwich Time maintain an arts and entertainment Web site, goodtogo.com. During 1998, Times Mirror continued to support CareerPath.com, a national employment online service with an extensive listing of jobs on the Internet. CareerPath.com, founded by Times Mirror and five other leading newspaper companies, now has over 80 affiliate newspapers, including all of Times Mirror's newspapers. The Los Angeles Times, through Recycler, also provides extensive alternative classified listings on recycler.com.

     In 1998, the Company sold its ownership interests in ListingLink, LLC, an operator of interactive real estate listing databases on the Internet, and Auction Universe, a software company with technology that allows real-time Internet auctions, to Classified Ventures, LLC. The Company retained the printed weekly real estate listing business of ListingLink and combined that business with the Company's Recycler publications. During 1998, the Company continued to invest in Classified Ventures, a company that seeks to use the Internet to expand the founding companies' positions as leading suppliers of classified advertising. Classified Ventures operates business units in the apartment (apartments.com), auto (cars.com), new home (newhomenetwork.com) and resale real estate (homehunter.com) categories. The companies participating in Classified Ventures include Central Newspapers, Inc., Gannett Co., Inc., Knight-Ridder, Inc., The McClatchy Company, The New York Times Company, Times Mirror, Tribune Company and The Washington Post Company.

     During 1998, the Company determined that Apartment Search, Inc., its apartment location business, would be discontinued. The Company expects to sell the business in the first half of 1999. In 1999, Times Mirror agreed to sell Hollywood Online Inc., an online provider of movie-related information for consumers, to Big Entertainment, Inc.

  OTHER COMPETITION

     Besides competing vigorously with similar media in their respective markets, the Company's newspapers compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television, cable television, magazines, direct mail and the Internet.

  RAW MATERIALS

     The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. The newsprint requirements for all Times Mirror newspapers are obtained from United States, Canadian and overseas sources unaffiliated with Times Mirror. The average price of newsprint for 1998 increased by approximately 8.0% from 1997, which in turn increased Times Mirror's 1998 newsprint costs.

  SEASONALITY

     Quarterly revenues of the Company's Newspaper Publishing segment vary slightly due to industry seasonality, with first and third quarters' results generally being minimally lower than those of the second and fourth quarters. In 1998, the quarterly revenues expressed as a percentage of total annual revenues for the Company's Newspaper Publishing segment were 23.5% for the first quarter, 25.4% for the second quarter, 24.1% for the third quarter and 27.0% for the fourth quarter.

PROFESSIONAL INFORMATION SEGMENT

     Times Mirror produces a variety of information products in the areas of aeronautical charts and flight information, consumer health information products and services and professional training. During 1998, Times Mirror completed the divestiture of Matthew Bender & Company, Incorporated and its 50% ownership interest in Shepard's to an affiliate of Reed Elsevier, plc and the divestiture of Mosby, Inc. to Harcourt General, Inc. The results of Matthew Bender, Shepard's and Mosby are included in discontinued operations.

  JEPPESEN

     Through Jeppesen Sanderson, Inc. and its European sister company, Jeppesen & Co. GmbH, Times Mirror publishes aeronautical charts, flight information, pilot training materials and other navigational and operational information worldwide. Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, also provides computerized flight plans, weather information and other flight services. Jeppesen Sanderson offers a service called OnSight, a sophisticated operations control workstation combining its flight planning, weather and flight tracking display software. Jeppesen also delivers electronic aircraft maintenance information to air carriers. The Jeppesen companies serve all U.S. domestic airlines and the majority of airlines worldwide.

     The Jeppesen companies compete with various airline consortiums and governmental entities, as well as numerous vendors of training, maintenance, weather and flight planning information.

  ACHIEVEGLOBAL

     Times Mirror provides sales, customer service and management training programs for professionals in business and industry throughout the world through AchieveGlobal, formerly known as Times Mirror Training. In 1998, AchieveGlobal substantially completed the consolidation of the three separate companies that formerly comprised Times Mirror Training: Zenger Miller, Learning International and Kaset International. During 1998, AchieveGlobal introduced new services and products and discontinued its multimedia product line. Times Mirror, however, continues to provide multimedia training services through Allen Communication, a division of AchieveGlobal.

     Generally, quarterly revenues for AchieveGlobal vary only slightly; fourth quarter revenues may tend to be stronger when customers finish the year by spending the balance of their budgets on more discretionary items such as training.

     AchieveGlobal competes with many organizations worldwide, including such enterprises as Development Dimensions International, Forum Corporation, Provant, Wilson Learning Corporation and a myriad of smaller local and national businesses.

  THE STAYWELL COMPANY

     Times Mirror is a provider of integrated health promotion, behavior change and training programs for organizations through its subsidiary, The StayWell Company. During 1998, the operations of Krames Communications Incorporated, Madison Publishing Corporation, StayWell Health Management Systems, Inc. and the Consumer Health Division of Mosby, Inc. were combined to form StayWell. StayWell's products and services include health and safety education and training materials, newsletters, health risk assessments, health fairs, seminars and screenings and telephonic health counseling. StayWell provides such products and services to a wide variety of organizations, including managed care organizations, employers, health care organizations, governmental entities, health care professionals and pharmaceutical companies. StayWell also has a publishing arrangement with the American Red Cross to produce materials for its training programs. During 1998, programs designed and delivered by StayWell to DaimlerChrysler employees, with the support of the United Auto Workers, received 23 Gold Awards from the Wellness Councils of America.

     StayWell competes with several large companies providing health information and services, including Johnson & Johnson Health Care Systems, Coffey Communications, Vitality, Channing L. Bete and Wellsource, as well as numerous smaller publishers, professional associations, advertising agencies and nonprofit organizations.

MAGAZINE PUBLISHING SEGMENT

     Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc. The approximate six-month average paid circulation figures per issue for the magazines for 1998 were 1,550,000 for Popular Science (a consumer-oriented magazine about science and related issues); 1,750,000 for Field & Stream (a magazine about fishing and outdoor recreation); 1,350,000 for Outdoor Life (a magazine about hunting and outdoor recreation that is published 10 times a year); 950,000 for Today's Homeowner (a magazine for homeowners about all aspects of maintaining and improving a home that is published 10 times a year); 1,400,000 for Golf Magazine (a magazine for golf enthusiasts); 400,000 for Ski Magazine (a magazine about skiing targeted at families that is published 8 times a year); 400,000 for Skiing (a magazine about skiing targeted at younger skiers that is published 7 times a year); 144,000 for TransWorld SNOWboarding (a magazine about snowboarding targeted at the 15 to 18 year old market that is published 8 times a year); 100,000 for TransWorld SKATEboarding (a magazine about skateboarding targeted at the 15 to 18 year old market); 40,000 for Warp (a magazine about skateboarding, snowboarding and music targeted at the 15 to 18 year old market that is published 6 times a year); 35,000 for Snap BMX (a magazine about competitive racing for bike motor-cross that is published 9 times a year); 37,000 for Ride BMX (a magazine about tricks and stunts for bike motor-cross that is published 6 times a year); 133,000 for Yachting (a magazine about yachting and boating); 150,000 for Saltwater Sportsman (a magazine about salt-water fishing); and 75,000 for Snowboard Life (a magazine about snowboarding targeted at the 19 to 25 year old market that is published 6 times a year). Each of these magazines is published monthly unless otherwise noted.

     In addition, Times Mirror Magazines publishes The Sporting News, a national sports weekly which was relaunched in December 1997 with a new format and more extensive research and coverage. The approximate six-month average paid circulation figure per issue for The Sporting News in 1998 was 540,000. Times Mirror Magazines also publishes Skiing Trade News, TransWorld SNOWboarding Business, TransWorld SKATEboarding Business and BMX Business News, controlled-circulation business magazines, and other related publications. These magazines are primarily intended for specialized markets. In the first half of 1998, Times Mirror Magazines discontinued publishing Verge, a quarterly men's magazine that was started in 1997. Also during 1998, Times Mirror Magazines acquired Senior Golfer, a consumer-oriented magazine aimed at baby boomers, and InterZine Productions, a company operating Web sites affiliated with Times Mirror Magazines' titles.

     The primary raw material used by Times Mirror Magazines is coated paper. For 1998, the prices for the grades of papers used by its magazines increased moderately. In 1998, Times Mirror Magazines centrally purchased coated paper for all of its magazines to obtain more favorable terms and reduced inventory levels due to the improved availability of coated paper.

     Times Mirror Magazines competes nationally with numerous special interest and trade magazines. While Times Mirror Magazines not only competes with similar national media, it must also compete for advertising revenues with other local and national sales promotion media such as radio, broadcast television, direct mail and the Internet.

INTELLECTUAL PROPERTY

     In recognition of the fact that intellectual property (e.g., trademarks, copyrights, licenses and the like) is an important asset, the Company has dedicated internal resources to protect its intellectual property and develop these rights. The Company expects that these resources will support its ongoing efforts to grow its businesses internally, especially in the realm of electronic and online publishing activities.

EMPLOYEES

     At December 31, 1998, Times Mirror's businesses had 20,619 employees, 14,787 of whom were full-time employees. Approximately 9,790 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

ADDITIONAL INFORMATION

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Form 10-K are forward-looking statements that are subject to risks and uncertainties. There can be no assurances that these future results will be achieved. Potential risks and uncertainties which could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information and health information operating units; (f) unfavorable foreign currency fluctuations; and
(g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

ITEM 2. PROPERTIES.

     The general character, location, terms of occupancy and approximate size of Times Mirror's principal plants and other materially important physical properties at December 31, 1998 are listed below.

                                                         APPROXIMATE AREA IN
                                                             SQUARE FEET
                                                      -------------------------
           GENERAL CHARACTER OF PROPERTY                OWNED      LEASED(1)(2)
           -----------------------------              ---------    ------------
NEWSPAPER PUBLISHING
  Printing plants, business and editorial offices,
     garages and warehouse space located in:
     Los Angeles, California........................  1,714,724     2,066,598
     Hartford, Connecticut..........................    161,872       383,782
     Baltimore, Maryland............................     10,000     1,223,753
     Melville, New York.............................         --     1,132,741
     Other locations................................    603,789       108,984
PROFESSIONAL INFORMATION
  Business offices and warehouses in California,
     Colorado, New York and other locations.........    235,208       598,518
MAGAZINE PUBLISHING
  Business and editorial offices in Connecticut, New
     York, Missouri and other locations.............         --       223,993
CORPORATE
  Corporate offices and garages located in
     California and New York........................         --       496,262

---------------
(1) Excludes 74,523 square feet of undeveloped land, 455,497 square feet of space sublet to unrelated third parties and 158,731 square feet of vacant space which is available for subleasing. Also excludes 99,440 square feet of space used by Apartment Search, Inc., the Company's apartment location business, which has been discontinued in anticipation of its sale in the first half of 1999.

(2) The Company's material lease agreements expire at various dates through 2011. In August 1997, the Company completed a transaction with its largest stockholders, the Chandler Trusts, pursuant to which, among other things, the Company contributed eight real properties with an aggregate market value of $225,850,000, constituting 3,030,000 square feet, to a limited liability company formed by the Company and the Chandler Trusts. The Company is leasing such properties from the limited liability company under a lease with an initial term of 12 years.

ITEM 3. LEGAL PROCEEDINGS.

     Times Mirror and its subsidiaries are defendants in actions for various matters arising out of their business operations. In addition, from time to time, Times Mirror and its subsidiaries are involved as parties in various governmental and administrative proceedings. Times Mirror does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE AND KEY OFFICERS OF THE REGISTRANT

     The executive and key officers of the Company as of March 10, 1999 are listed below. Executive and key officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by the Company and its predecessor company, Old Times Mirror, for five years or more.

                                                                                OFFICER
         NAME            AGE       POSITIONS AND OFFICES WITH TIMES MIRROR      SINCE(1)
         ----            ---       ---------------------------------------      --------
Mark H. Willes.........  57    Chairman of the Board, President and Chief         1995(2)
                               Executive Officer, and Publisher, Los Angeles
                               Times
Horst A. Bergmann......  60    Executive Vice President, and Chairman,            1996(3)
                               President and Chief Executive Officer, Jeppesen
                               Sanderson and AchieveGlobal
Kathryn M. Downing.....  45    Executive Vice President, and President and        1996(4)
                               Chief Executive Officer, Los Angeles Times
Mary E. Junck..........  51    Executive Vice President, and President,           1996(5)
                               Eastern Newspapers
Thomas Unterman........  54    Executive Vice President and Chief Financial       1992(6)
                               Officer
Raymond A. Jansen......  59    Executive Vice President, and Publisher,           1996(7)
                               President and Chief Executive Officer, Newsday
Efrem Zimbalist, III...  51    Executive Vice President, and President and        1993(8)
                               Chief Executive Officer, Times Mirror Magazines
James R. Simpson.......  58    Senior Vice President, Human Resources             1983(9)
John S. Carroll........  57    Vice President, and Editor and Senior Vice         1998(10)
                               President, The Baltimore Sun
Janet Clayton..........  43    Vice President, and Editor of the Editorial        1998(11)
                               Pages and Vice President, Los Angeles Times
Robert G. Magnuson.....  47    Vice President, and Senior Vice President,         1998(12)
                               Regions, Los Angeles Times
Anthony Marro..........  57    Vice President, and Editor of Newsday              1998(13)
John C. McKeon.........  42    Vice President, and Senior Vice President of       1999(14)
                               Advertising, Los Angeles Times
Michael Parks..........  55    Vice President, and Editor and Executive Vice      1998(15)
                               President, Los Angeles Times
Marty Petty............  46    Vice President, and Publisher and Chief            1998(16)
                               Executive Officer, The Hartford Courant
William J. Rowe........  63    Vice President, and Publisher and Chief            1998(17)
                               Executive Officer, The (Stamford) Advocate and
                               Greenwich Time
Gary K. Shorts.........  48    Vice President, and Publisher and Chief            1998(18)
                               Executive Officer, The Morning Call
Nancy Walker...........  39    Vice President, and President and Chief            1999(19)
                               Executive Officer, The StayWell Company
Michael E. Waller......  57    Vice President, and Publisher and Chief            1996(20)
                               Executive Officer, The Baltimore Sun
Edward L. Blood........  53    Vice President, Strategic Planning                 1997(21)
Debra A. Gastler.......  46    Vice President, Taxes                              1994(22)
Bonnie Guiton Hill.....  57    Vice President, and President and Chief            1997(23)
                               Executive Officer, The Times Mirror Foundation
                               and Senior Vice President, Community Relations,
                               Los Angeles Times
Stephen C. Meier.......  48    Vice President, Public and Government Affairs,     1989(24)
                               and Corporate Secretary
Roger H. Molvar........  43    Vice President and Controller                      1996(25)
William A. Niese.......  62    Vice President, General Counsel and Assistant      1990(26)
                               Secretary

---------------
 (1) The date indicated relates to the year in which such person first became an officer of Old Times Mirror unless the context suggests otherwise.

 (2) Mark H. Willes was elected as President and Chief Executive Officer of the Company effective June 1995 and Chairman of the Board effective January 1996. In September 1997, he became Publisher of the Los Angeles Times. Prior to joining the Company, Mr. Willes was an executive of General Mills, Inc. from 1980 to 1995, serving as Vice Chairman upon his departure.

 (3) Horst A. Bergmann was elected as an executive officer of the Company effective May 1996. After joining Jeppesen Sanderson in 1963, he was named Flight Information Services Director in 1974 and Managing Director, Jeppesen & Co. GmbH in 1977. In 1987, he was appointed Chairman, President and Chief Executive Officer of Jeppesen Sanderson, and was also named Chief Executive Officer of Times Mirror Training, Inc., now known as AchieveGlobal, in 1996.

 (4) Kathryn M. Downing was elected as an executive officer of the Company effective May 1996. She was named President and Chief Executive Officer of Matthew Bender in 1995. Prior to that time, Ms. Downing was President and Chief Executive Officer of Lawyers Cooperative Publishing, a division of Thomson Legal Publishing, beginning in 1993. From 1990 to 1993, she was President and Chief Operating Officer of Electronic Publishing, a division of Thomson Professional Publishing.

 (5) Mary E. Junck was elected as an executive officer of the Company effective May 1996. She was named Publisher and Chief Executive Officer of The Baltimore Sun in 1993. Prior to that time, she joined the St. Paul Pioneer Press in 1985 and was named Publisher and President of the newspaper in 1990. Ms. Junck is resigning from her positions with the Company in April 1999.

 (6) Thomas Unterman was elected as an executive officer of Old Times Mirror effective October 1992. Prior to that time, he had been a partner at the law firm of Morrison & Foerster since 1986.

 (7) Raymond A. Jansen was elected as an officer of the Company effective May 1996. He was named Publisher, President and Chief Executive Officer of Newsday in November 1994. Prior to that time, he was Publisher and Chief Executive Officer of The Hartford Courant since 1990.

 (8) Efrem Zimbalist III was elected as an officer of Old Times Mirror effective March 1993. Mr. Zimbalist was Chairman and Chief Executive Officer of Correia Art Glass, Inc. from 1978 until he joined Old Times Mirror in July 1992.

 (9) James R. Simpson was elected as an executive officer of the Company effective January 1995 and had served as an executive officer of Old Times Mirror prior to that time.

(10) John S. Carroll was elected as an officer of the Company effective July 1998. He has been Editor and Senior Vice President of The Baltimore Sun since 1991.

(11) Janet Clayton was elected as an officer of the Company effective July 1998. She has been Editor of the Editorial Pages of the Los Angeles Times since 1995 and a Vice President of the Los Angeles Times since 1997. From 1990 to 1995, she was Assistant Editor, Editorial Pages, of the Los Angeles Times.

(12) Robert G. Magnuson was elected as an officer of the Company effective July 1998. He has been Senior Vice President, Regional Editions, of the Los Angeles Times since 1997. From 1990 to 1997, he was Vice President of the Los Angeles Times and President of the Orange County Edition of the Los Angeles Times.

(13) Anthony Marro was elected as an officer of the Company effective July 1998. He has been Editor of Newsday since 1987.

(14) John C. McKeon was elected as an officer of the Company effective February 1999. He has been Senior Vice President of Advertising of the Los Angeles Times since November 1998. From 1994 to November 1998, he served as Senior Vice President of Advertising and Chief Innovation Officer at Newsday. From 1992 to 1994, he was Vice President of Advertising at Newsday.

(15) Michael Parks was elected as an officer of the Company in February 1998. He was named editor of the Los Angeles Times in October 1997. Prior to that time, he had been managing editor since 1996 after serving as deputy foreign editor and as a correspondent for the Los Angeles Times.

(16) Marty Petty was elected as an officer of the Company in February 1998. She was named Chief Executive Officer and Publisher, The Hartford Courant, in September 1997. She had previously served as Senior Vice President and General Manager of that paper since 1994. From 1992 to 1994, she was Vice President, Sales and Marketing of The Hartford Courant.

(17) William J. Rowe was elected as an officer of the Company effective July 1998. He has been Publisher and Chief Executive Officer of The (Stamford) Advocate and Greenwich Time since 1986.

(18) Gary K. Shorts was elected as an officer of the Company effective July 1998. He has been Publisher and Chief Executive Officer of The Morning Call since 1987.

(19) Nancy Walker was elected as an officer of the Company effective February 1999. She has been President and Chief Executive Officer of The StayWell Company, the Company's health improvement unit, since February 1998. From 1997 until February 1998, she was Vice President and General Manager of Mosby Consumer Health. From 1995 to 1997, she held a variety of positions at Times Mirror Magazines. From 1990 to 1994, she served as crisis manager at Argus Management Corporation.

(20) Michael E. Waller was elected as an officer of the Company effective May 1996. Mr. Waller was named Publisher and Chief Executive Officer of The Baltimore Sun in May 1996. He previously served as Editor and Vice President of The Hartford Courant since 1990, joining the newspaper in 1986 as Executive Editor and Vice President.

(21) Edward L. Blood was elected as an executive officer of the Company in July 1997. Prior to that time, he was Senior Vice President, Investor Relations and Strategic Planning at Darden Restaurants since 1995. Prior to that time, he had been Vice President, Strategic Planning and Analysis at General Mills.

(22) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 1994. Prior to that time, she had been Vice President, Taxes of Pacific Enterprises since 1990 and Director of Taxes of Pacific Enterprises since 1987.

(23) Bonnie Guiton Hill was elected as an officer of the Company effective January 1997. From 1992 to 1996, she served as dean and professor of commerce at the McIntyre School of Commerce at the University of Virginia.

(24) Stephen C. Meier was elected as an officer of the Company effective January 1995 and served as an officer of Old Times Mirror prior to that time.

(25) Roger H. Molvar was elected as an executive officer of the Company effective May 1996. Prior to that time, he served as Senior Vice President and Comptroller of First Interstate Bank of California since 1989.

(26) William A. Niese was elected as an executive officer of the Company in July 1997. Prior to August 1998, he had been Senior Vice President and General Counsel of the Los Angeles Times since 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Series A Common Stock is traded principally on the New York Stock Exchange ("NYSE") and is also listed on the Pacific Stock Exchange. Times Mirror Series C Common Stock is not traded in an established public trading market but is convertible into Times Mirror Series A Common Stock. At March 10, 1999, there were approximately 3,032 record holders of the Company's Series A Common Stock and 1,204 record holders of Series C Common Stock. The price ranges for the Company's Series A Common Stock and the quarterly cash dividends declared and paid on all Company Common Stock in 1998 and 1997 are listed below.

                                           STOCK PRICE         CASH DIVIDEND
                                          -------------      ------------------
                                          HIGH      LOW      DECLARED      PAID
                                          ----      ---      --------      ----
1998
  First Quarter.........................  $64 9/16  $56 15/16  $.18        $.18
  Second Quarter........................   65 13/16  58 1/16    .18         .18
  Third Quarter.........................   63 11/16  52 5/16    .18         .18
  Fourth Quarter........................   61 7/16   48 15/16   .18         .18
1997
  First Quarter.........................  $59 3/8   $46 1/8    $.10        $.10
  Second Quarter........................   58 7/8    52 7/8     .15         .15
  Third Quarter.........................   58 13/16  49 1/16    .15         .15
  Fourth Quarter........................   61 3/4    52 1/8     .15         .15

     On October 10, 1994 as part of the settlement of certain shareholders' litigation with respect to the Cox Merger, the Company agreed to pay an annual dividend to Series A and Series C Common shareholders of no less than 24 cents per share, beginning in June 1995 and continuing for a period of three years, subject to the fiduciary duties of its Board of Directors. As that period expired in June 1998, the payment of future dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

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

           SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

   (IN THOUSANDS OF DOLLARS EXCEPT PER
COMMON SHARE, FINANCIAL RATIOS AND OTHER)     1998          1997           1996           1995           1994
-----------------------------------------  -----------   -----------   ------------   ------------   ------------
OPERATING RESULTS
  Revenues..............................    $3,009,085    $2,882,017     $2,775,820     $2,728,497     $2,667,302
  Restructuring and one-time charges....       200,806            --         17,348        445,180             --
  Operating profit (loss)...............       212,563       399,187        290,932       (302,082)       192,783
  Interest income (expense), net........       (36,001)      (39,207)       (14,498)         4,653        (51,645)
  Income (loss) from continuing
    operations before income taxes......       200,852       365,865        280,167       (288,638)       140,166
  Income (loss) from continuing
    operations..........................        93,414       220,900        169,203       (233,792)        79,266
  Net income(1).........................     1,417,338       250,312        206,444      1,226,751        173,117
PER COMMON SHARE
  Basic earnings (loss) from continuing
    operations..........................         $ .85         $2.03          $1.23         $(2.82)         $ .62
  Basic earnings........................         16.46          2.35           1.59          10.02           1.35
  Diluted earnings (loss) from continuing
    operations(2).......................           .83          1.98           1.19          (2.82)           .62
  Diluted earnings......................         16.06          2.29           1.54          10.02           1.34
  Dividends declared(3).................           .72           .55            .30            .24           1.08
  Dividends paid........................           .72           .55            .36            .45           1.08
FINANCIAL DATA
  Current assets(4)(5)..................    $1,629,259      $573,504       $642,871       $836,502       $534,001
  Property, plant and equipment, net....       915,992       934,700      1,101,862      1,097,288      1,206,699
  Total assets(5).......................     4,218,306     3,238,620      3,227,004      3,496,296      3,992,389
  Long-term debt........................       941,423       925,404        459,007        247,062        245,522
  Shareholders' equity..................     1,342,453       875,999      1,498,810      1,806,236      1,957,043
  Capital expenditures(6)...............       138,358       116,984        108,456        100,187        100,294
  Operating profit margin(7)............          14.8%         14.8%          11.1%           7.2%           7.2%
  Total debt as a % of adjusted
    capitalization......................          48.3%         54.9%          23.5%          12.1%          31.3%
  Shareholders' equity per common
    share(8)............................        $13.45         $5.90          $9.54         $11.64         $15.06
OTHER
  Adjusted price range of common             $65 13/16
    stock(9)............................            to    $61 3/4 to         $56 to     $35 1/4 to   $26 11/16 to
                                              48 15/16        46 1/8         30 5/8         17 1/4        18 5/16
  Number of employees at end of year....        20,619        21,567         20,803         21,877         26,902
  Weighted average shares:
    Basic...............................    84,813,581    92,571,618    102,113,298    113,797,192    128,611,404
    Diluted.............................    86,927,815    97,013,301    105,372,495    113,797,192    128,810,745
  Common shares outstanding at end of
    year(10)............................    73,381,279    87,903,444     96,729,785    105,698,043    128,617,570

---------------
This summary should be read in conjunction with the consolidated financial statements and notes thereto.

 (1) Includes the following after-tax gains (charges) related to discontinued operations (in thousands):

                                             1998         1996         1995
                                          ----------    --------    ----------
Restructuring, one-time and other
  charges...............................          --    $(19,969)   $ (186,307)
Net gain on disposal....................  $1,316,686      32,047     1,634,294
                                          ----------    --------    ----------
                                          $1,316,686    $ 12,078    $1,447,987
                                          ==========    ========    ==========

 (2) Includes the $.38 per share impact of the cash paid in excess of liquidation value on Series B preferred stock repurchases in 1995.

 (3) During 1996, the Company began declaring and paying common stock dividends in the same quarter; previously, dividends were declared in the quarter prior to payment. As a result, in the third quarter of 1996, no dividends were declared in order to change to the new procedure.

 (4) Excludes net assets of discontinued operations.

 (5) Includes proceeds from reorganization in 1998 as described in Notes 3 and 4 to the consolidated financial statements.

 (6) Excludes capital expenditures related to discontinued operations.

 (7) Excludes restructuring, one-time and other charges as follows (in thousands): 1998 -- $231,991; 1997 -- $26,656; 1996 -- $17,348;
     1995 -- $498,409.

 (8) Based on the common shares outstanding as described in (10) below.

 (9) On February 1, 1995, Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices prior to February 1, 1995 have been adjusted to reflect these distributions.

(10) Excludes treasury shares of 38,707,883, 24,151,014 and 1,345,075 at
     December 31, 1998, 1997 and 1994, respectively.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

    (IN THOUSANDS OF DOLLARS)         1998         1997         1996         1995         1994
    -------------------------      ----------   ----------   ----------   ----------   ----------
REVENUES
  Newspaper Publishing...........  $2,308,178   $2,179,244   $2,074,692   $2,057,596   $2,062,954
  Professional Information.......     437,729      432,866      410,398      371,416      317,134
  Magazine Publishing............     262,683      248,712      234,192      242,864      236,183
  Corporate and Other............       1,198       21,845       56,938       57,928       51,961
  Intersegment Revenues..........        (703)        (650)        (400)      (1,307)        (930)
                                   ----------   ----------   ----------   ----------   ----------
                                   $3,009,085   $2,882,017   $2,775,820   $2,728,497   $2,667,302
                                   ==========   ==========   ==========   ==========   ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing...........  $  297,433   $  402,207   $  307,512   $ (109,483)  $  194,772
  Professional Information.......       8,623       63,568       35,764       21,868       64,226
  Magazine Publishing............     (14,232)      18,309        8,753      (73,904)       3,884
  Corporate and Other............     (79,261)     (84,897)     (61,097)    (140,563)     (70,099)
                                   ----------   ----------   ----------   ----------   ----------
                                   $  212,563   $  399,187   $  290,932   $ (302,082)  $  192,783
                                   ==========   ==========   ==========   ==========   ==========
IDENTIFIABLE ASSETS
  Newspaper Publishing...........  $1,999,880   $1,792,286   $1,836,158   $1,840,058   $1,987,752
  Professional Information.......     344,636      392,852      328,775      330,913      204,931
  Magazine Publishing............     271,457      263,521      244,254      255,358      279,884
  Corporate and Other............   1,602,333      362,239      453,781      592,400      355,974
  Discontinued Operations........          --      427,722      364,036      477,567    1,163,848
                                   ----------   ----------   ----------   ----------   ----------
                                   $4,218,306   $3,238,620   $3,227,004   $3,496,296   $3,992,389
                                   ==========   ==========   ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing...........  $  116,116   $  106,919   $  104,743   $  110,299   $  114,115
  Professional Information.......      18,947       18,880       17,340       14,520       10,269
  Magazine Publishing............       7,740        7,040        6,050        8,112        8,140
  Corporate and Other............       4,467        3,457        2,990        2,824        2,305
                                   ----------   ----------   ----------   ----------   ----------
                                   $  147,270   $  136,296   $  131,123   $  135,755   $  134,829
                                   ==========   ==========   ==========   ==========   ==========
CAPITAL EXPENDITURES
  Newspaper Publishing...........  $  107,479   $   78,760   $   63,698   $   63,014   $   79,922
  Professional Information.......      22,635       13,438       28,920       19,936       15,480
  Magazine Publishing............       1,651        2,243       10,849        1,060          800
  Corporate and Other............       6,593       22,543        4,989       16,177        4,092
                                   ----------   ----------   ----------   ----------   ----------
                                   $  138,358   $  116,984   $  108,456   $  100,187   $  100,294
                                   ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes restructuring, one-time and other charges as follows (in thousands):

                                           1998      1997      1996       1995
                                         --------   -------   -------   --------
     Newspaper Publishing..............  $116,388   $18,000        --   $316,216
     Professional Information..........    69,510     8,656   $17,348     41,715
     Magazine Publishing...............    29,072        --        --     71,672
     Corporate and Other...............    17,021        --        --     68,806
                                         --------   -------   -------   --------
                                         $231,991   $26,656   $17,348   $498,409
                                         ========   =======   =======   ========

    The pre-tax charges in 1998 are comprised of restructuring and one-time charges of $200,806 and other charges that did not qualify for accounting classification as restructuring charges of $31,185. Total restructuring, one-time and other charges in 1998 are $233,491, of which $1,500 is included in Other, net.

    The pre-tax charges in 1995 are comprised of restructuring and one-time charges of $445,180 and other charges that did not qualify for accounting classification as restructuring charges of $53,229.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company achieved record earnings in 1998 with net income of $1.42 billion, or $16.06 per share on a diluted basis, compared with 1997 net income of $250.3 million, or $2.29 per share. The 1998 results reflect:

     - An after-tax gain of $1.35 billion, or $15.50 per share, on the disposition of Matthew Bender/Shepard's and Mosby and $30.8 million, or $.35 per share, of after-tax losses associated with discontinuance of certain other businesses.

     - Completion of the Company's business operations review which resulted in pretax charges of $200.8 million, or $1.61 per share, and additional pretax charges of $32.7 million, or $.22 per share, that did not qualify for accounting classification as restructuring charges.

     - Income from continuing operations for 1998 of $253.0 million, or $2.66 per share, excluding these charges. Including the charges, income from continuing operations was $93.4 million, or $.83 per share.

     - Growth in revenues at all three of the Company's business segments contributing to an increase in revenues of 4.4% to $3.01 billion in 1998 compared with $2.88 billion in the prior year.

     - Income from discontinued operations for 1998, net of taxes, of $7.2 million, or $.08 per share, compared to $29.4 million, or $.31 per share, for 1997.

     - Share purchases in 1998 which reduced the number of shares of common stock outstanding for financial reporting purposes to 73.4 million at December 31, 1998 compared with 87.9 million at December 31, 1997.

     The Company's operating performance improved modestly in 1998, with growth in both revenues and operating profit, excluding restructuring, one-time and other charges. The Company's performance reflects an increasing focus on its core Newspaper Publishing segment, which now represents more than 75% of the Company's revenues and operating profit, following the disposition of its two largest professional information businesses. In 1998, revenues and operating profit at the Company's Eastern Newspapers, excluding restructuring, one-time and other charges, reached record highs and offset slow revenue growth and a decline in operating earnings at the Los Angeles Times, the Company's largest newspaper. To address these issues at The Times, significant changes were initiated in the second half of 1998 to improve operating performance.

     For 1998, income from continuing operations rose to $253.0 million, or $2.66 per share, excluding restructuring, one-time and other charges. In 1997, the Company reported income from continuing operations of $220.9 million, or $1.98 per share, including fourth-quarter pre-tax charges of $26.7 million, or $.17 per share, for specifically identified cost reduction programs that were not classified as restructuring charges. Excluding these charges, income from continuing operations for 1997 was $236.8 million, or $2.15 per share. The increase in earnings per share was due largely to share purchases in 1998 that reduced the number of average shares outstanding for financial reporting purposes, as well as a reduction in preferred dividend requirements due to a recapitalization in the third quarter of 1997 and the Company's redemption of its Series B preferred stock.

DISCONTINUED OPERATIONS

     On July 31, 1998, the Company completed the divestiture of Matthew Bender & Company, Incorporated and its 50% ownership in legal citation provider Shepard's to an affiliate of Reed Elsevier, Inc. in a transaction valued at $1.65 billion. Additionally, on October 9, 1998, the Company completed the divestiture of Mosby, Inc., its health science and medical publisher, to Harcourt General, Inc. in a transaction valued at $415.0 million.

     On August 26, 1998, the Company determined that Apartment Search, Inc., its apartment location business, would be discontinued. The Company anticipates selling that business in the first half of 1999 and has recorded an estimated loss on disposal of $28.2 million, including a provision for operating losses through the expected date of disposal. The total estimated loss is included in discontinued operations within "Net gain on disposal, net of income taxes". Results of discontinued operations primarily include Matthew Bender, Mosby, the Shepard's joint venture and Apartment Search, Inc. Prior year results have been restated accordingly. (See Note 3 to the consolidated financial statements for further information).

SHARE PURCHASES

     Share purchases continued in 1998 through open market transactions, accelerated purchases and purchases by an affiliated limited liability company. A total of 16.7 million Series A common shares were acquired during 1998 which more than offset 2.1 million shares issued as a result of the exercise of stock options.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's financial results (dollars in millions, except per share and share amounts):

                                                         1998        1997        1996
                                                       --------    --------    --------
Revenues.............................................  $3,009.1    $2,882.0    $2,775.8
Restructuring and one-time charges...................     200.8          --        17.3
Operating profit.....................................     212.6       399.2       290.9
Interest expense, net................................     (36.0)      (39.2)      (14.5)
Other, net...........................................      24.3         5.9         3.7
Income from continuing operations, net of income
  taxes..............................................      93.4       220.9       169.2
Discontinued operations:
  Income from operations, net of income taxes........       7.2        29.4         5.2
  Net gain on disposal, net of income taxes..........   1,316.7          --        32.0
Net income...........................................   1,417.3       250.3       206.4
Preferred dividend requirements......................      21.7        32.5        43.6
Earnings applicable to common shareholders...........  $1,395.6    $  217.8    $  162.8
Basic earnings per share:
  Continuing operations..............................  $    .85    $   2.03    $   1.23
  Discontinued operations............................     15.61         .32         .36
                                                       --------    --------    --------
Basic earnings per share.............................  $  16.46    $   2.35    $   1.59
                                                       ========    ========    ========
Diluted earnings per share:
  Continuing operations..............................  $    .83    $   1.98    $   1.19
  Discontinued operations............................     15.23         .31         .35
                                                       --------    --------    --------
Diluted earnings per share...........................  $  16.06    $   2.29    $   1.54
                                                       ========    ========    ========
Weighted average shares:
  Basic..............................................    84,814      92,572     102,113
                                                       ========    ========    ========
  Diluted............................................    86,928      97,013     105,372
                                                       ========    ========    ========

1998 COMPARED WITH 1997

     Revenues in 1998 reached record highs, increasing 4.4% over the prior year due primarily to higher revenues in the Newspaper Publishing segment. The rate of growth slowed in the second half, reflecting some weakening in certain markets and advertising categories.

     Operating profit totaled $444.6 million in 1998 compared to $425.8 million in 1997, excluding restructuring, one-time and other charges. The increase in 1998 operating profit was due to improved performance in the Professional Information segment, as well as reduced expense levels in Corporate and

Other, which was partially offset by decreases in operating profit in the Newspaper and Magazine Publishing segments. Including restructuring, one-time and other charges, operating profit decreased to $212.6 million in 1998.

     Earnings per share for 1998 benefited principally from the net gain on divestitures, as well as a reduction in the average number of common shares outstanding and lower preferred dividend requirements. Preferred dividend requirements in 1998 declined due to the 1997 recapitalization and the Company's redemption of its Series B preferred stock.

     Net interest expense declined in 1998 due to an increase in interest income resulting from investment activity of the affiliated limited liability companies created as part of the Matthew Bender and Mosby transactions. Higher interest income more than offset a rise in interest expense primarily due to increased debt levels attributable to common stock purchases, the 1997 third quarter recapitalization and new acquisitions.

1997 COMPARED WITH 1996

     The Company's revenues grew 3.8% in 1997 primarily due to strong advertising revenue growth in the Newspaper Publishing segment.

     Operating profit increased 38.1% in 1997, excluding restructuring and other charges, reflecting improvements in each of the Company's business segments. Including restructuring and other charges, operating profit increased 37.2% in 1997 compared to the prior year.

     Net income in 1997 rose $43.9 million, or 21.2%, from 1996. The 1996 net income included a $32.0 million net gain on the sale of the college publishing businesses and certain other professional information companies. The results of the Company's college publishing businesses are included as discontinued operations for 1996.

     Earnings per share in 1997 benefited from higher earnings and lower preferred dividend requirements, as well as a reduction in average number of common shares outstanding due to share repurchases and the 1997 recapitalization.

     Net interest expense rose to $39.2 million in 1997, an increase of $24.7 million, primarily due to the issuance of commercial paper and long-term debt which generated proceeds of $537.6 million in 1997 as well as lower interest income compared to 1996.

ANALYSIS BY SEGMENT

     The following sections discuss the segment results of the Company's principal lines of business excluding restructuring, one-time and other charges of $232.0 million, $26.7 million and $17.3 million for 1998, 1997 and 1996, respectively, unless specifically stated otherwise:

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in millions):

                                      1998      CHANGE      1997      CHANGE      1996
                                    --------    ------    --------    ------    --------
Revenues
  Advertising.....................  $1,787.3      6.2%    $1,682.8      6.9%    $1,574.4
  Circulation.....................     434.4     (0.2)       435.3     (2.7)       447.6
  Other...........................      86.5     41.6         61.1     16.0         52.7
                                    --------              --------              --------
                                    $2,308.2      5.9%    $2,179.2      5.0%    $2,074.7
                                    ========              ========              ========
Operating profit..................  $  297.4    (26.0)%   $  402.2     30.8%    $  307.5
                                    ========              ========              ========
Operating profit excluding
  restructuring, one-time and
  other charges...................  $  413.8     (1.5)%   $  420.2     36.6%    $  307.5
                                    ========              ========              ========

1998 Results

     In 1998, the Eastern Newspapers, including Newsday and The Baltimore Sun, achieved record high revenues and operating profit results, but the Newspaper Publishing segment's operating profit overall was reduced by sluggish advertising revenues and higher expense levels at the Los Angeles Times related to ongoing growth initiatives. Accordingly, the Newspaper Publishing's operating profit margin decreased to 17.9% in 1998 from 19.3% in 1997.

     Newspaper Publishing revenues rose to a record high in 1998 due primarily to classified advertising revenue growth at the Eastern Newspapers as well as incremental revenues from acquisitions. Excluding incremental revenues related to the acquisitions of This Week in October 1997 and The Recycler in May 1998, advertising revenues rose 3.9%.

     For 1998, newsprint expense rose 15.1%, as the average price per ton increased by 8.1%. In addition, daily circulation gains at the Company's largest newspapers and acquisitions contributed to an increase in newsprint consumption of 6.5%. Non-newsprint expense rose 2.4% for 1998, excluding acquisitions as well as restructuring, one-time and other charges.

     Total circulation averages for the Newspaper Publishing segment for the six-month period ended September 30, 1998, as reported by the Company to the Audit Bureau of Circulations, were 2,335,767 daily, an increase of 22,235, or 1.0%, and 3,043,004 Sunday, an increase of 3,550, or 0.1%. At The Times, average daily circulation for the six-month period ended September 30, 1998 was 1,067,540, an increase of 17,364, or 1.7%, and Sunday, 1,361,201, basically even with the level reported for the six-month period ended September 30, 1997. At Newsday, average daily circulation was 572,444, an increase of 3,603, or 0.6%, and Sunday was 671,214, an increase of 6,226, or 0.9%. Circulation revenues for 1998 were slightly lower compared to 1997 as marketing strategies involving pricing and promotional discounts reduced circulation revenues but resulted in circulation volume gains.

     In 1998, the Newspaper Publishing segment recorded $102.5 million of restructuring and one-time charges and $13.9 million of additional charges that did not qualify for accounting classification as restructuring charges. These charges consisted primarily of termination benefits, contract termination costs and asset write-offs.

1997 Results

     The Newspaper Publishing segment achieved steady growth in 1997 with gains in total revenues and operating profit led by strong advertising revenues. In addition, average circulation increases were achieved at The Times, Newsday, The Baltimore Sun, The Hartford Courant, The (Stamford) Advocate and Greenwich Time for the six-month period ended September 30, 1997, as reported by the Company to the Audit Bureau of Circulations. The operating profit margin for 1997 expanded to 19.3%, up from 14.8% in the prior year.

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

     Newsprint expense declined 9.7% in 1997 compared to 1996, as lower average newsprint prices were partly offset by increased consumption resulting from gains in circulation and advertising volume.

     In 1997, the Newspaper Publishing segment's operating profit was impacted by $18.0 million of charges that were not classified as restructuring charges. These charges primarily related to the reorganization of the circulation department and the absorption of the corporate human resources and information systems functions at The Times.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in millions):

                                          1998     CHANGE     1997     CHANGE     1996
                                         ------    ------    ------    ------    ------
Revenues...............................  $437.7      1.1%    $432.9      5.5%    $410.4
                                         ======              ======              ======
Operating profit.......................  $  8.6    (86.4)%   $ 63.6     77.7%    $ 35.8
                                         ======              ======              ======
Operating profit excluding
  restructuring,
  one-time and other charges...........  $ 78.1      8.2%    $ 72.2     36.0%    $ 53.1
                                         ======              ======              ======

1998 Results

     The Professional Information segment's results reflect the discontinuation of Matthew Bender/Shepard's and Mosby which are included in discontinued operations. Prior year results have been restated accordingly. Revenues for 1998 increased primarily due to improved performance at Jeppesen Sanderson and The StayWell Company which was partially offset by lower revenues at AchieveGlobal. The segment's 1998 operating profit increased primarily due to improved performance at StayWell resulting from the 1997 third quarter acquisition of Krames Communications Incorporated.

     In 1998, the Company recorded $53.3 million of restructuring and one-time charges which consisted of goodwill impairment and business exit costs. The Company recorded additional charges of $16.2 million that did not qualify for accounting classification as restructuring charges. These charges related to product development and other asset write-offs largely at AchieveGlobal and StayWell.

1997 Results

     The Professional Information segment's revenues increased due largely to improvements at Jeppesen Sanderson and the acquisition of Krames Communications Incorporated. Operating profit for 1997 increased primarily due to improvements at AchieveGlobal.

     Professional Information segment's 1997 operating profit was affected by $8.7 million of other charges that were not classified as restructuring charges. These charges were recorded to further consolidate the Company's training operations and to launch its brand name, AchieveGlobal. The 1996 restructuring charges totaled $17.3 million for efforts undertaken at AchieveGlobal to integrate the training companies.

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit (loss) were as follows (dollars in millions):

                                          1998    CHANGE       1997    CHANGE       1996
                                         ------   ------      ------   ------      ------
Revenues...............................  $262.7     5.6%      $248.7    6.2%       $234.2
                                         ======               ======               ======
Operating profit (loss)................  $(14.2)   (100+)%    $ 18.3    100+%      $  8.8
                                         ======               ======               ======
Operating profit excluding
  restructuring and one-time charges...  $ 14.8   (18.9)%     $ 18.3    100+%      $  8.8
                                         ======               ======               ======

1998 Results

     Revenues increased in 1998 due to higher advertising revenues at most of the magazines. The acquisitions of TransWorld Skateboarding and Warp in April 1997, Ride BMX and SNAP in January 1998, InterZine Productions, Inc. in February 1998 and Senior Golfer in October 1998 also contributed to higher advertising revenues. Excluding incremental revenues related to acquisitions, revenues rose 4.2%. Magazine Publishing segment's 1998 operating profit decreased from 1997 due to ongoing investment in the relaunch of The Sporting News, higher paper costs, as well as the acquisitions of Interzine and Senior Golfer.

     Magazine Publishing segment's 1998 restructuring and one-time charges totaled $29.1 million which consisted primarily of goodwill impairment related to two titles acquired in 1977 and 1987.

1997 Results

     For 1997, Magazine Publishing segment's operating profit more than doubled due to strong advertising revenues at nearly all magazines as well as operating improvements at Outdoor Life and The Skiing Company. The acquisitions of TransWorld SKATEboarding and Warp in April 1997 also contributed to higher revenues.

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in millions):

                                              1998    CHANGE     1997    CHANGE     1996
                                             ------   -------   ------   -------   ------
Revenues...................................  $  1.2   (94.5)%   $ 21.8   (61.6)%   $ 56.9
                                             ======             ======             ======
Operating loss.............................  $(79.3)   (6.6)%   $(84.9)   39.0 %   $(61.1)
                                             ======             ======             ======
Operating loss excluding restructuring,
  one-time and other charges...............  $(62.2)  (26.7)%   $(84.9)   39.0 %   $(61.1)
                                             ======             ======             ======

1998 Results

     For 1998, revenues declined due to the disposition of Harry N. Abrams, Incorporated and National Journal, Inc. in the second and third quarters of 1997, respectively. Operating loss decreased in 1998 from 1997 primarily due to lower employee benefit costs. Additionally, information systems costs were lower in 1998 due to substantial completion of the Company's conversion to common financial systems in 1997.

     Corporate and Other's 1998 restructuring and one-time charges totaled $15.9 million and $1.1 million for other charges that did not qualify for accounting classification as restructuring charges. These charges consisted primarily of termination benefits and lease termination costs.

1997 Results

     Revenues for 1997 are lower compared to the prior year due to the divestitures of Harry N. Abrams, Incorporated and National Journal, Inc. For 1997, Corporate and Other operating loss increased primarily due to higher severance, employee benefits and information systems conversion costs.

OTHER, NET

1998 Results

     In the second half of 1998, the Company sold 441,900 shares of its holdings in Netscape Communications Corporation (Netscape) stock and purchased an equal proportion of its 4 1/4% Premium Equity Participating Securities (PEPS) obligation in the open market. The PEPS hedge the Company's investment in Netscape. A $16.0 million pre-tax gain, previously included as a separate component of shareholders' equity, was recognized on these transactions. Such transactions may continue from time to time in the future.

     For 1998, the Company recorded gains on the disposition of excess real estate and other assets which were partially offset by equity losses related to new media and other partnership investments as well as other expenses.

1997 Results

     During 1997, the Company sold certain equity investments, including Tejon Ranch Co.; WebTV Network, Inc.; Netscape Communications Corporation; Access Health, Inc.; Speedvision Network, LLC and Outdoor Life Network, LLC, which were partially offset by writedowns and expenses related to non-operating items as well as losses on the sale of Harry N. Abrams Inc.; National Journal, Inc. and other assets.

RESTRUCTURING, ONE-TIME AND OTHER CHARGES

     In 1998, the Company undertook a comprehensive review of its business operations to determine areas where operational efficiencies could be achieved through either product and/or facility consolidation, headcount reductions, product abandonments, contract terminations or through other measures. The Com-pany began this review in anticipation of the impact of its significant 1998 divestitures and to better align its overall cost structure and business configurations. The Company's review led to a major restructuring program that resulted in the recording of $39.7 million, $80.0 million, and $81.1 million of charges in the second, third and fourth quarters of 1998, respectively. A summary of the significant components of the 1998 restructuring program is as follows (dollars in millions):

                                       NEWSPAPER    PROFESSIONAL     MAGAZINE    CORPORATE
                                       PUBLISHING    INFORMATION    PUBLISHING   AND OTHER    TOTAL
                                       ----------   -------------   ----------   ----------   ------
Termination benefits.................    $ 43.4         $ 3.4         $ 0.2        $10.2      $ 57.2
Contract terminations................      51.4            --           4.3           --        55.7
Goodwill impairments.................       0.3          28.9          19.7           --        48.9
Lease termination costs..............       2.3           4.8           1.5          3.1        11.7
Technology asset write-offs..........       4.8           4.2           0.1          1.5        10.6
Business exit and other costs........       0.3          12.0           3.3          1.1        16.7
                                         ------         -----         -----        -----      ------
          Total......................    $102.5         $53.3         $29.1        $15.9      $200.8
                                         ======         =====         =====        =====      ======

     The Company anticipates that the restructuring and one-time charges will result in future annual expense reductions of at least $30.0 million, beginning in 1999. These savings are predominately due to reductions in wage-related and contract payment costs, carrying costs of property and equipment, rent charges, and a decrease in goodwill amortization. Cost savings may be partially offset by costs of outsourcing. However, the Company does not believe that the restructuring plan will result in a significant increase in other expenses or a reduction in revenues. There are no significant costs that have not been recognized related to the Company's plans. A discussion of the specific restructuring activities follows:

TERMINATION BENEFITS

     Staff reductions were implemented at substantially all operating units with the majority of these actions performed within the Newspaper Publishing segment. The Times recorded severance charges related to 358 full-time and 534 part-time employees through either voluntary or involuntary programs, primarily occurring in the fourth quarter of 1998. The Baltimore Sun's termination charges included 81 full-time employees and Newsday determined that 23 full-time and 26 part-time employees would be released. The staff reductions within the Newspaper Publishing segment were the result of identified efficiencies from outsourcing opportunities, elimination of duplicate functions and technological improvements to the Company's processes. In total, termination benefits, which were largely severance costs, covered 616 full-time and 578 part-time employees company-wide, of which 224 employees had been released by the end of 1998 with the majority of employees expected to be released by the second quarter of 1999. As of December 31, 1998, $5.1 million has been paid out under this program with the remaining liability (shown below) expected to be substantially paid by the end of 1999. Certain employees will, however, receive payments over a longer period of time.

CONTRACT TERMINATIONS

     In reviewing the Company's processes, supply contracts and strategic alliances, the Company identified certain long-term contracts and relationships which were no longer providing benefits to the Company's current operations. As a result, the Company recorded charges for contract terminations which included
(i) the termination of a long-term contract related to Newsday's pre-print distribution business for $34.3 million; (ii) the termination of The Hartford Courant's long-standing bonus arrangement for $12.0 million and (iii) the termination of 56 distribution contracts with outside agents at The Times for $4.9 million.

GOODWILL IMPAIRMENTS

     In connection with the Company's divestiture of Mosby, Inc., the Company retained the consumer health publishing businesses of Mosby which were combined with its health information provider, The StayWell Company. In reorganizing these operations and making significant fundamental business and structural changes, revised forecasts of undiscounted cash flows related to these enterprises were prepared which identified that the entity may not have the estimated future cash flows necessary to recover asset values. The Company recorded a write-off based on the difference between the net book value of goodwill, the entity's primary long-lived asset, and the fair value, measured by discounted estimated cash flows from future operations. In addition, an impairment charge was taken related to goodwill associated with two of the Company's magazine titles. These charges were taken as the result of disappointing market penetration and operating results and were also determined based on discounted estimated cash flows from future operations.

LEASE TERMINATION COSTS

     In connection with the Company's consolidation of its training companies under one entity, AchieveGlobal, and its downsizing and/or relocation of other operating units, the Company has recorded charges for future operating lease payments and write-offs of leasehold improvements related to facilities it will vacate. The total lease payment accrual for periods through 2010 is net of estimated sublease income of $5.8 million. No amounts have been included for any period in which the operating units will continue to occupy the premises.

TECHNOLOGY ASSET WRITE-OFFS

     During mid-1998, the Company determined that its long standing policy of allowing each operating unit to independently determine its technology requirements and make related equipment and software purchases was both inefficient as well as expensive in terms of maintenance, helpdesk, networking and other support costs. In connection with this decision, the Company established common hardware and software configurations to provide consistency across all business units. As a result, many operating units were required to dispose of a significant amount of technology resources to conform to the common platform. Total asset write-offs of technology-related equipment were taken in the quarter in which the equipment was replaced.

BUSINESS EXIT AND OTHER COSTS

     In performing a detailed review of its business and related product offerings, AchieveGlobal recorded a $8.5 million charge to reflect the termination of its direct sales business line due to poor financial results and to record an estimated loss on the sale of its Canadian operations. Charges taken for the direct sales business were primarily for asset write-offs. The Company's estimated loss related to the Canadian operations uses an estimate of proceeds based on recent sales transactions of its other foreign entities. The estimated loss includes both the basis of the assets to be sold as well as costs required to sell the enterprise and a change to a franchise arrangement. Management anticipates that the franchising of these operations will be completed by the second quarter of 1999. The revenues and operating profits from those businesses that the Company plans to exit are not significant to total operations. Other costs were recognized at Jeppesen Sanderson, Inc. for the abandonment of certain projects and at The StayWell Company for the consolidation of processes.

     The following table summarizes the restructuring charges by cash versus non-cash charges and provides information as to 1998 activity in the restructuring liability account as well as estimated cash flows for the following years (dollars in millions):

                                                                                       ESTIMATED CASH FLOWS
                                                                                    ---------------------------
                                       CASH       1998       1998       BALANCE                       2001 AND
              DESCRIPTION            NON-CASH    CHARGE    ACTIVITY     12/31/98    1999     2000    THEREAFTER
              -----------            --------    ------    ---------    --------    -----    ----    ----------
    Termination benefits...........  Cash        $ 57.2     $  (5.1)     $52.1      $48.1    $0.4       $3.6
    Contract terminations..........  Cash          55.7       (24.4)      31.3       22.8     3.7        4.8
    Goodwill impairments...........  Non-cash      48.9       (48.9)        --         --      --         --
    Lease termination..............  Cash           7.9         0.3        8.2        5.7     1.1        1.4
      costs........................  Non-cash       3.8        (3.8)        --         --      --         --
    Technology asset...............  Cash           1.6        (0.9)       0.7        0.7      --         --
      write-offs...................  Non-cash       9.0        (9.0)        --         --      --         --
    Business exit and..............  Cash           4.3        (3.6)       0.7        0.7      --         --
      other costs..................  Non-cash      12.4        (8.1)       4.3        4.3      --         --
                                                 ------     -------      -----      -----    ----       ----
             Total.................              $200.8     $(103.5)     $97.3      $82.3    $5.2       $9.8
                                                 ======     =======      =====      =====    ====       ====

     The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring program.

OTHER PROGRAM CHARGES

     In addition to the charges listed above, the Company also recorded $32.7 million for certain asset write-offs that did not meet the accounting criteria for classification as "restructuring and one-time charges." These charges, which principally included inventory and other operating asset write-offs, have been classified within "Cost of sales," "Selling, general and administrative expenses" or "Other, net" in the Consolidated Statements of Income.

PRIOR YEAR RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1997, the Company recorded pretax charges of $26.7 million for specifically identified cost reduction programs that were not classified as restructuring charges. In 1996, the Company recorded $17.3 million of restructuring charges for efforts undertaken at AchieveGlobal to integrate the training companies. As of December 31, 1998, these efforts were substantially complete.

     In 1995, the Company recorded restructuring, impairment and one-time charges. A summary of the activity with respect to the 1995 restructuring liability is as follows (dollars in millions):

                                                                       1998          1998
                                                        12/31/97   CASH PAYMENTS   OTHER(1)   12/31/98
                                                        --------   -------------   --------   --------
    1995 Restructuring................................   $45.7        $(19.9)       $(1.4)     $24.4

---------------
(1) Represents transfers to 1998 restructuring liability.

     The remaining 1995 restructuring liability relates primarily to lease payments on unoccupied properties which will be paid over lease periods extending to 2005.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Cash generated from operating activities and proceeds from borrowings have been used primarily to fund acquisitions and capital expenditures.

     At December 31, 1998, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program which is available for short-term cash requirements. The Company had $298.6 million of commercial paper outstanding at December 31, 1998 under this credit facility. At March 10, 1999, the Company had

$321.0 million of commercial paper outstanding under this credit facility. Additionally, the Company has a shelf registration statement for $300.0 million of securities which has not been utilized.

     During the second quarter of 1998, the Company entered into an uncommitted bank line of credit which provides for unsecured borrowings up to $250.0 million of which there were no amounts outstanding at December 31, 1998. At March 10, 1999, the Company had $60.0 million of borrowings outstanding under this line of credit.

ACQUISITIONS

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

     In February 1999, Eagle New Media Investments, LLC, an investment affiliate of the Company, acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for $132 million.

DISPOSITIONS

     On July 31, 1998, the Company completed the divestiture of Matthew Bender in a tax-free reorganization and the sale of the Company's 50% ownership interest in Shepard's to Reed Elsevier plc. The two transactions were valued at $1.65 billion in the aggregate. Proceeds from the sale of Shepard's were used to pay down commercial paper and short-term borrowings of $222.4 million. Concurrently with the closing of the Matthew Bender transaction, the Company became the sole manager of Eagle New Media Investments, LLC (Eagle New Media). At December 31, 1998, the assets of Eagle New Media were $605.8 million of cash and cash equivalents, $753.0 million of Times Mirror stock, $15.0 million of marketable securities and $22.3 million of other assets. On October 9, 1998, the Company completed the divestiture of Mosby, Inc. to Harcourt General, Inc. in a transaction valued at $415.0 million. Concurrently with the closing of the Mosby, Inc. transaction, the Company became the sole manager of Eagle Publishing Investments, LLC (Eagle Publishing). At December 31, 1998, the assets of Eagle Publishing were $377.2 million of cash and cash equivalents, $34.5 million of marketable securities and $20.1 million of other assets. While the Company believes that the Matthew Bender and Mosby transactions were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The Company intends to deploy the assets of both LLCs to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes. For financial reporting purposes, Eagle New Media and Eagle Publishing are consolidated with the financial results of the Company.

     The Company signed a definitive agreement on January 11, 1999 with Big Entertainment, Inc. to divest Hollywood Online, Inc., and its Web site, hollywood.com. Pursuant to the agreement, Big Entertainment, Inc. will issue newly-issued restricted stock to the Company with a then current quoted market value of $31.0 million. Big Entertainment, Inc. also has the right, under certain circumstances, to pay up to $1.0 million of the merger consideration in cash. The transaction is subject to customary regulatory and shareholder approval.

     During the 1996 fourth quarter, the Company completed the exchange of its college publishing businesses for Shepard's, a primary legal citation service. The Company recognized a gain of $121.6 million on the exchange of its college publishing businesses and the sale of its Spanish-language medical book publisher, Doyma Libros, and recorded a writedown of $16.7 million for the January 1997 disposal of certain net assets of CRC Press, Inc. The pre-tax net gain on disposal of $104.9 million amounted to $32.0 million after applicable taxes, primarily related to differences in the book and tax bases of the assets, and is included within "Net gain on disposal, net of income taxes."

COMMON SHARE PURCHASES

     Share purchases of the Company's Series A common shares continued in 1998 through a combination of open market transactions, accelerated purchases and purchases by Eagle New Media. The Company and Eagle New Media purchased 16.7 million shares of its Series A common stock during 1998. In 1997, the Company purchased 9.0 million shares of its Series A common stock.

     Included in the 1998 purchases are 13.3 million shares of Series A common stock acquired by Eagle New Media. The 1998 share purchases also include 4.0 million shares that were purchased by Eagle New Media in the fourth quarter of 1998 as part of an accelerated purchase agreement. The shares were purchased at the closing price on the date of the agreement for $54.69 per share. The agreement provides for a purchase price adjustment based on a pro-rata settlement over a one-year period. The agreement, which is due to mature in the fourth quarter of 1999, provides for settlement of the purchase price adjustment on a net share basis. Additionally, in February 1999, the Company purchased 1.0 million Series A common stock at a price of $63.35 per share in connection with a forward purchase agreement entered into in 1998.

     The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. In October 1998, the Board of Directors authorized the purchase of an additional amount of up to 6.0 million shares of its Series A common stock either directly or in the Company's capacity as manager of affiliated limited liability companies. In February 1999, the Board of Directors authorized the purchase of an additional amount of up to 6.0 million shares of its Series A common stock. As of March 10, 1999, the Company and its affiliates are authorized to purchase
5.8 million Series A common stock. The purchases by the Company and its affiliates are expected to be made during the next two years in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. At December 31, 1998, on a consolidated basis for financial reporting purposes, the number of shares of common stock outstanding totaled 73.4 million compared with 87.9 million at December 31, 1997.

1997 RECAPITALIZATION

     In August 1997, the Company completed a recapitalization transaction with its largest shareholders, the Chandler Trusts. The transaction resulted in a net effective reduction in the number of shares of Series A common stock by 6.0 million shares and in the stated value of Series A preferred stock by $367.5 million, as well as the issuance of two new series of preferred stock, Series C-1 and Series C-2. The changes in preferred stock resulted in a reduction of preferred dividend requirements to $21.7 million annually. In connection with the recapitalization transaction, the Company entered into a property financing arrangement, which added net debt of $57.8 million, and issued $250.0 million of 6.61% Debentures due September 15, 2027 (See Note 2 to the consolidated financial statements for further information).

CASH FLOW

     The following table sets forth certain items from the Consolidated Statements of Cash Flows (dollars in millions):

                                                                1998       1997
                                                              --------    -------
Net cash provided by operating activities of continuing
  operations................................................  $  287.3    $ 337.0
Proceeds from reorganization as described in Notes 3 and
  4.........................................................   2,022.2         --
Acquisitions, net of cash acquired..........................    (200.8)    (124.8)
Capital expenditures........................................    (138.4)    (117.0)
Purchase of Times Mirror's common stock, including exercise
  of put options, net of premiums received..................    (964.7)    (468.5)
Net issuance of commercial paper, short-term borrowings and
  long-term debt............................................     213.0      537.6

     Cash generated by operating activities of continuing operations for 1998 was lower compared to 1997 due primarily to restructuring expenditures as well as lower operating profit.

     Capital expenditures for 1998 were higher compared to 1997 largely reflecting building renovations in the Newspaper Publishing segment and costs related to Year 2000 requirements. Capital expenditures for 1999 are expected to be approximately $200.0 million due to the Company's continuing investments for future growth, particularly in the Newspaper Publishing segment, which includes facility renovations and conversion to a 50-inch web at The Times. In addition, the Company expects to increase spending related to information technology projects, including Year 2000 requirements.

     Total debt at December 31, 1998 rose to $1.25 billion from $1.06 billion at December 31, 1997 primarily due to the issuance of commercial paper.

DIVIDENDS

     Cash dividends of $.72 and $.55 per share of common stock were declared for the years ended December 31, 1998 and 1997, respectively. In February 1999, the Board of Directors approved an increase in the quarterly dividend on its common stock to $.20 per share, from $.18 per share, beginning with the March 10, 1999 payment date.

MARKET RISK

     The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to changes in interest rates, the value of foreign currencies relative to the U.S. dollar and newsprint prices. Counterparties to these agreements are major institutions. Such agreements are not entered into for trading purposes.

     The Company's debt portfolio is managed to maintain a balance of fixed and variable rate obligations. The Company utilizes interest rate swap agreements to help maintain the overall interest rate parameters set by management. During 1998, the Company entered into interest rate swap agreements on the 6.61% Debentures and 7 1/4% Debentures for notional amounts of $250.0 million and $148.0 million, respectively, to match potential exposure related to over $1.0 billion of variable rate investments held by Eagle New Media and Eagle Publishing. As a result of this interest rate mix, a hypothetical 10% change in interest rates would not have a material impact on the Company's results of operations or the fair values of its market risk sensitive financial instruments for the years ended December 31, 1998 and 1997.

     The Company periodically enters into foreign exchange forward contracts or uses other hedging strategies to substantially limit its exposure to changes in foreign currency rates. As such, changes in currency rates would not have a material impact on the Company's results of operations for the years ended December 31, 1998 and 1997.

     The Company periodically enters into newsprint hedging contracts not exceeding five years to manage the Company's exposure to newsprint price fluctuations. A hypothetical 10% change in newsprint prices would not have a material impact on the Company's results of operations, financial position or cash flows for the years ended December 31, 1998 and 1997.

IMPACT OF YEAR 2000

     The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is the result of computer programs written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000 or process dates prior to or after the year 2000 in error. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to receive and process advertising orders, prepare editorial content, operate press facilities, package and deliver products, issue invoices, or engage in similar normal business activities.

STATE OF READINESS

     The Company has instituted a comprehensive program to address potential Year 2000 impacts for information technology and non-information technology systems. This program involves the following phases:

     Inventory -- This phase entails a comprehensive inventory of all items that may be affected by the Year 2000 issue. These items include hardware and software (e.g., business and operational applications, operating systems and third-party products), production facilities that may be at risk, and key third-party services whose Year 2000 failures may significantly impact the Company. The inventory phase is substantially complete.

     Assessment/Planning -- Items identified in the inventory phase are assessed based on criticality to the Company's business operations and potential impact of failure. This phase is targeted to be substantially complete by March 31, 1999.

     Remediation -- This phase involves reprogramming or replacing inventoried items to ensure they are Year 2000 ready in accordance with the plans identified during the Assessment/Planning phase. For those systems that are not expected to be operational after January 1, 2000, detailed manual workaround plans will be developed. Remediation is targeted to be substantially complete by June 30, 1999.

     Testing -- This phase includes defining test plans, establishing a test environment, developing test cases, performing testing (with third parties if necessary), and certifying and documenting the results. The certification process entails having subject matter experts (users) review test results, including computer screens and printouts against pre-established criteria to ensure system compliance. Testing and production implementation is targeted to be substantially complete by September 30, 1999.

     Contingency Planning -- This phase focuses on reducing the risk of Year 2000-induced business disruptions to help ensure the Company's ability to produce a minimum acceptable level of outputs and services in the event of internal or external critical systems failures. The Company has begun to develop contingency plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. The plans include increasing levels of consumable inventory, such as newsprint, ink and printing plates. Furthermore, the Company has begun to develop reasonably likely failure scenarios for its critical information technology systems, external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. Contingency Planning is targeted to be substantially complete by September 30, 1999.

     The Company believes that its Year 2000 project is on schedule. The table below lists the percentage complete for each project phase as of December 31, 1998. The project has been designated as the highest priority of the Company's information technology departments.

                                                 PERCENT COMPLETE AS OF     TARGETED DATE FOR
                 PROJECT PHASE                     DECEMBER 31, 1998      SUBSTANTIAL COMPLETION
                 -------------                   ----------------------   ----------------------
Inventory......................................            97%            March 1999
Assessment/Planning............................            93%            March 1999
Remediation....................................            64%            June 1999
Testing........................................            42%            September 1999
Contingency Planning...........................            14%            September 1999

EXTERNAL RELATIONSHIPS

     The Company also faces the risk that one or more of its significant suppliers or other third-party businesses ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues. The Company has completed its inventory of external relationships and is evaluating each relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is also attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as newsprint, banks, telecommunications providers and other utilities and information technology vendors, the Company is engaged in discussions with such third parties and is attempting to obtain detailed information as to their Year 2000 plans and state of readiness. Risk assessment, readiness evaluation and action plans related to these third parties are expected to be complete in the second quarter of 1999.

YEAR 2000 COSTS

     Internal and external resources have been utilized to perform all phases of the Year 2000 project. Currently, total capital costs are estimated at $35.0 million for the purchase of systems and total expenses, excluding internal costs of employees listed below, are estimated at $11.0 million. These estimates include information technology and non-information technology systems including costs associated with planned replacements that have been accelerated due to the Year 2000 issue. Through December 31, 1998, the Company had capitalized $16.9 million for the replacement of mainframe computers, editorial and advertising systems, and expensed $4.3 million for project management, contract programming, and consulting services. An average of 70 employees worked on Year 2000 efforts during 1998. This represents estimated internal costs of $5.0 million. During 1999, the Company expects an average of 85 employees will work on the project with related costs expected to approximate $6.6 million. Year 2000 costs are funded through operating cash flows. Although priorities have been realigned, the Company has not deferred significant systems enhancements to become Year 2000 ready.

YEAR 2000 RISKS

     Management believes that it has an effective program in place to address its Year 2000 issues in a timely manner and anticipates the necessary modifications, replacement and testing of critical systems to be substantially complete in the third quarter of 1999, subject to uncertainties as discussed below. As a result, the Year 2000 issue is not expected to pose significant operational or financial issues for the Company. The Company's expectations regarding its Year 2000 efforts are subject to various uncertainties that could cause the actual results to differ materially from the discussion above. These uncertainties include the success of the Company in identifying systems that are not Year 2000 ready; the nature and amount of programming required to upgrade or replace each of the affected systems; the availability, rate and magnitude of related labor and consulting costs; and the success of vendors, suppliers and other third parties with which the Company interacts in addressing the Year 2000 issue. If the Company, its vendors, suppliers or such other parties are unable to resolve the Year 2000 issue on schedule, the Company may not be able to prepare and distribute its publications in a timely manner, which may have a material adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements set forth above and elsewhere in this Annual Report on Form 10-K are subject to uncertainty and could be adversely affected by a number of factors. Some of these factors are described in Note 18 to the consolidated financial statements.

DISCUSSIONS EXCLUDING RESTRUCTURING, ONE-TIME AND OTHER CHARGES

     Management's discussion and analysis of its results of operations presents information regarding operating profit as well as operating profit excluding the impact of restructuring, one-time and other charges. The Company believes that the financial information which excludes restructuring, one-time and other charges is necessary to an understanding of its operations and provides for a more comparable analysis of historical results as well as indications of future financial performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required to be furnished pursuant to this item is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources -- Market Risk."

                           [INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   32
Consolidated Statements of Income -- Years Ended December
  31, 1998, 1997 and 1996...................................   33
Consolidated Balance Sheets -- December 31, 1998 and
  December 31, 1997.........................................   34
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1998, 1997 and 1996....................   36
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998, 1997 and 1996..........................   38
Notes to Consolidated Financial Statements..................   39
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   67

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

     We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 8, 1999

                            THE TIMES MIRROR COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
REVENUES...............................................  $3,009,085    $2,882,017    $2,775,820
                                                         ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of sales........................................   1,518,611     1,476,348     1,495,566
  Selling, general and administrative expenses.........   1,077,105     1,006,482       971,974
  Restructuring and one-time charges...................     200,806            --        17,348
                                                         ----------    ----------    ----------
          Total costs and expenses.....................   2,796,522     2,482,830     2,484,888
                                                         ----------    ----------    ----------
OPERATING PROFIT.......................................     212,563       399,187       290,932
  Interest expense.....................................     (76,154)      (41,681)      (20,153)
  Interest income......................................      40,153         2,474         5,655
  Equity income (loss).................................      (8,191)       (1,878)        1,455
  Other, net...........................................      32,481         7,763         2,278
                                                         ----------    ----------    ----------
  Income from continuing operations before income
     taxes.............................................     200,852       365,865       280,167
  Income tax provision.................................     107,438       144,965       110,964
                                                         ----------    ----------    ----------
  Income from continuing operations....................      93,414       220,900       169,203
  Discontinued operations:
     Income from operations, net of income taxes.......       7,238        29,412         5,194
     Net gain on disposal, net of income taxes.........   1,316,686            --        32,047
                                                         ----------    ----------    ----------
NET INCOME.............................................  $1,417,338    $  250,312    $  206,444
                                                         ==========    ==========    ==========
Preferred dividend requirements........................  $   21,697    $   32,481    $   43,645
                                                         ==========    ==========    ==========
Earnings applicable to common shareholders.............  $1,395,641    $  217,831    $  162,799
                                                         ==========    ==========    ==========
Basic earnings per share:
  Continuing operations................................  $      .85    $     2.03    $     1.23
  Discontinued operations..............................       15.61           .32           .36
                                                         ----------    ----------    ----------
Basic earnings per share...............................  $    16.46    $     2.35    $     1.59
                                                         ==========    ==========    ==========
Diluted earnings per share:
  Continuing operations................................  $      .83    $     1.98    $     1.19
  Discontinued operations..............................       15.23           .31           .35
                                                         ----------    ----------    ----------
Diluted earnings per share.............................  $    16.06    $     2.29    $     1.54
                                                         ==========    ==========    ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
ASSETS
  Current assets:
     Cash and cash equivalents..............................  $1,056,341    $   48,659
     Marketable securities..................................      49,438            --
     Accounts receivable, less allowances for doubtful
      accounts and returns of $44,988 and $42,769...........     368,740       363,252
     Inventories............................................      39,282        44,896
     Deferred income taxes..................................      44,012        58,018
     Net assets of discontinued operations..................          --       427,722
     Prepaid expenses.......................................      32,763        22,081
     Other current assets...................................      38,683        36,598
                                                              ----------    ----------
          Total current assets..............................   1,629,259     1,001,226
  Property, plant and equipment, net........................     915,992       934,700
  Goodwill, net.............................................     564,324       502,886
  Other intangibles, net....................................     168,629       104,550
  Deferred charges..........................................     131,091       133,290
  Equity investments........................................     141,454       101,448
  Prepaid pension costs.....................................     419,471       366,807
  Investments and other assets..............................     248,086        93,713
                                                              ----------    ----------
          Total assets......................................  $4,218,306    $3,238,620
                                                              ==========    ==========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
LIABILITIES
  Current liabilities:
     Accounts payable.......................................  $   194,224    $   212,444
     Short-term debt........................................      312,610        139,067
     Employees' compensation................................      102,204        109,585
     Unearned income........................................      148,997        145,728
     Restructuring..........................................       98,789         18,662
     Net liabilities of discontinued operations.............       11,605             --
     Other current liabilities..............................      105,063        115,032
                                                              -----------    -----------
          Total current liabilities.........................      973,492        740,518
  Long-term debt............................................      941,423        925,404
  Deferred income taxes.....................................      374,679        175,187
  Postretirement benefits...................................      226,018        234,375
  Unearned income...........................................       72,457         65,843
  Other liabilities.........................................      265,224        207,694
                                                              -----------    -----------
          Total liabilities.................................    2,853,293      2,349,021
Common stock subject to put options.........................       22,560         13,600
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value; stated at liquidation
     value;
     convertible to Series A common stock:
       Series A: 900,000 shares authorized; 824,000 shares
        issued and outstanding..............................      411,784        411,784
       Series C-1: 381,000 shares authorized, issued and
        outstanding.........................................      190,486        190,486
       Series C-2: 245,000 shares authorized, issued and
        outstanding.........................................      122,550        122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized,
     no shares issued or outstanding
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 86,831,000 and
      86,552,000 shares issued and outstanding..............       86,831         86,552
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding
     Series C: convertible to Series A common stock;
      300,000,000 shares authorized, 25,258,000 and
      25,503,000 shares issued and outstanding..............       25,258         25,503
  Additional paid-in capital................................    1,278,916      1,253,142
  Retained earnings.........................................    1,653,736        384,503
  Accumulated other comprehensive income....................       26,491         12,804
                                                              -----------    -----------
                                                                3,796,052      2,487,324
  Less treasury stock at cost:
     Series A common stock, 38,708,000 and 24,151,000
      shares; and Series A preferred stock, 735,000
      shares................................................   (2,453,599)    (1,611,325)
                                                              -----------    -----------
          Total shareholders' equity........................    1,342,453        875,999
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $ 4,218,306    $ 3,238,620
                                                              ===========    ===========

See notes to consolidated financial statements

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                               THREE YEARS ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                             PREFERRED STOCK                     COMMON STOCK
                                                              ---------------------------------------------   -------------------
                                                              SERIES A   SERIES B   SERIES C-1   SERIES C-2   SERIES A   SERIES C
                                                              --------   --------   ----------   ----------   --------   --------
BALANCE AT DECEMBER 31, 1995................................  $411,784   $164,595          --           --    $ 77,765   $ 27,933
  Conversion of Series C common to Series A common..........        --         --          --           --         871       (871)
  Common stock issuances related to:
    Stock options and restricted stock......................        --         --          --           --       2,190         37
    Acquisition.............................................        --         --          --           --         212         --
  Purchases of common stock.................................        --         --          --           --     (11,236)      (126)
  Put options:
    Sale....................................................        --         --          --           --          --         --
    Exercise................................................        --         --          --           --         (45)        --
    Change in redemption value..............................        --         --          --           --          --         --
  Dividends declared:
    Common stock; $.30 per share............................        --         --          --           --          --         --
    Preferred stock.........................................        --         --          --           --          --         --
  Comprehensive income:
    Net income..............................................        --         --          --           --          --         --
    Other comprehensive income, net of income taxes:
      Minimum pension liability adjustment..................        --         --          --           --          --         --
      Net unrealized gains on securities....................        --         --          --           --          --         --
      Foreign currency translation adjustments..............        --         --          --           --          --         --
  Comprehensive income......................................        --         --          --           --          --         --
                                                              --------   --------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1996................................   411,784    164,595          --           --      69,757     26,973
  Conversion to Series A common related to:
    Series C common.........................................        --         --          --           --      11,127    (11,127)
    Series B preferred......................................        --   (164,595)         --           --       4,446         --
  Common stock issuances related to:
    Stock options and restricted stock......................        --         --          --           --       1,070          1
    Acquisition.............................................        --         --          --           --          45         --
  Merger with Chandis Securities............................        --         --    $190,486     $122,550       6,582      9,656
  Purchases of stock:
    Stock purchase program..................................        --         --          --           --      (6,475)        --
    LLC contributed shares..................................        --         --          --           --          --         --
  Put options:
    Sale....................................................        --         --          --           --          --         --
    Exercise................................................        --         --          --           --          --         --
    Change in redemption value..............................        --         --          --           --          --         --
  Dividends declared:
    Common stock; $.55 per share............................        --         --          --           --          --         --
    Preferred stock.........................................        --         --          --           --          --         --
  Comprehensive income:
    Net income..............................................        --         --          --           --          --         --
    Other comprehensive income, net of income taxes:
      Minimum pension liability adjustment..................        --         --          --           --          --         --
      Net unrealized losses on securities...................        --         --          --           --          --         --
      Foreign currency translation adjustments..............        --         --          --           --          --         --
  Comprehensive income......................................        --         --          --           --          --         --
                                                              --------   --------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1997................................   411,784         --     190,486      122,550      86,552     25,503
  Conversion of Series C common to Series A common..........        --         --          --           --         245       (245)
  Common stock issuances related to stock options and
    restricted stock........................................        --         --          --           --          34         --
  Purchases of common stock.................................        --         --          --           --          --         --
  Put options:
    Sale....................................................        --         --          --           --          --         --
    Exercise................................................        --         --          --           --          --         --
    Change in redemption value..............................        --         --          --           --          --         --
  Dividends declared:
    Common stock; $.72 per share............................        --         --          --           --          --         --
    Preferred stock.........................................        --         --          --           --          --         --
  Comprehensive income:
    Net income..............................................        --         --          --           --          --         --
    Other comprehensive income, net of income taxes:
      Minimum pension liability adjustment..................        --         --          --           --          --         --
      Net unrealized gains on securities....................        --         --          --           --          --         --
      Foreign currency translation adjustments..............        --         --          --           --          --         --
  Comprehensive income......................................        --         --          --           --          --         --
                                                              --------   --------    --------     --------    --------   --------
BALANCE AT DECEMBER 31, 1998................................  $411,784   $     --    $190,486     $122,550    $ 86,831   $ 25,258
                                                              ========   ========    ========     ========    ========   ========

See notes to consolidated financial statements

-----------------------------------------------------------------------
                                ACCUMULATED
     ADDITIONAL                    OTHER
      PAID-IN      RETAINED    COMPREHENSIVE    TREASURY
      CAPITAL      EARNINGS       INCOME          STOCK        TOTAL
     ----------   ----------   -------------   -----------   ----------
     $  192,266   $  889,817     $ 42,076               --   $1,806,236
             --           --           --               --           --
         61,325           --           --      $       872       64,424
          6,900           --           --               --        7,112
             --     (484,700)                         (872)    (496,934)
          3,645           --           --               --        3,645
            (30)      (1,879)          --               --       (1,954)
        (38,172)          --           --               --      (38,172)
             --      (30,067)          --               --      (30,067)
             --      (32,734)          --               --      (32,734)
             --      206,444           --               --      206,444
             --           --          898               --          898
             --           --       10,724               --       10,724
             --           --         (812)              --         (812)
                                                             ----------
             --           --           --               --      217,254
     ----------   ----------     --------      -----------   ----------
        225,934      546,881       52,886               --    1,498,810
             --           --           --               --           --
        160,119           (8)          --               --          (38)
         45,711      (17,509)          --           32,741       62,014
          2,354           --           --               --        2,399
        807,834           --           --       (1,125,064)      12,044
        (16,190)    (309,734)          --         (132,382)    (464,781)
             --           --           --         (380,093)    (380,093)
          3,227           --           --               --        3,227
           (419)          --           --           (6,527)      (6,946)
         24,572           --           --               --       24,572
             --      (50,885)          --               --      (50,885)
             --      (34,554)          --               --      (34,554)
             --      250,312           --               --      250,312
             --           --        1,902               --        1,902
             --           --      (38,170)              --      (38,170)
             --           --       (3,814)              --       (3,814)
                                                             ----------
             --           --           --               --      210,230
     ----------   ----------     --------      -----------   ----------
      1,253,142      384,503       12,804       (1,611,325)     875,999
             --           --           --               --           --
         31,906      (65,952)          --          125,229       91,217
             --           --           --         (947,203)    (947,203)
          2,891           --           --               --        2,891
            (63)          --           --          (20,300)     (20,363)
         (8,960)          --           --               --       (8,960)
             --      (60,456)          --               --      (60,456)
             --      (21,697)          --               --      (21,697)
             --    1,417,338           --               --    1,417,338
             --           --       (1,169)              --       (1,169)
             --           --       16,106               --       16,106
             --           --       (1,250)              --       (1,250)
                                                             ----------
             --           --           --               --    1,431,025
     ----------   ----------     --------      -----------   ----------
     $1,278,916   $1,653,736     $ 26,491      $(2,453,599)  $1,342,453
     ==========   ==========     ========      ===========   ==========

                              TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                     YEAR ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 1998         1997         1996
                                                              ----------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations.........................  $   93,414    $ 220,900    $ 169,203
  Adjustments to derive cash flows from continuing operating activities:
    Depreciation and amortization...........................     147,270      136,296      131,123
    Restructuring and other charges:
      Impairments and other asset write-offs................      98,036           --       12,217
      Net change in restructuring liability.................      75,890      (21,355)     (67,296)
    Amortization of debt discount...........................      16,998        9,299           --
    Amortization of product costs...........................       6,260        6,871        9,755
    Gain on asset sales and writedowns, net.................     (31,665)      (3,712)          --
    Provision for doubtful accounts.........................      24,879       24,180       25,944
    Provision for deferred income taxes.....................      11,319       37,771       61,742
    Changes in assets and liabilities:
      Accounts receivable...................................     (29,539)     (47,377)     (38,369)
      Inventories...........................................       4,574         (147)       9,787
      Prepaid pension costs.................................     (52,664)     (39,872)     (30,443)
      Accounts payable......................................     (18,233)       3,558       (1,366)
      Income taxes..........................................       8,645        1,054       22,539
    Other, net..............................................     (67,898)       9,540       10,953
                                                              ----------    ---------    ---------
    Net cash provided by continuing operating activities....     287,286      337,006      315,789
    Net cash provided by discontinued operating
      activities............................................      36,408        8,967       48,072
                                                              ----------    ---------    ---------
      Net cash provided by operating activities.............     323,694      345,973      363,861
                                                              ----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from reorganization as described in Notes 3 and
    4.......................................................   2,022,224           --           --
  Acquisitions, net of cash acquired........................    (200,786)    (124,842)     (17,841)
  Capital expenditures......................................    (138,358)    (116,984)    (108,456)
  Notes receivable..........................................     (69,120)          --           --
  Sale (purchase) of marketable securities, net.............     (49,438)          --       79,845
  Investment in equity affiliates...........................     (51,761)      (5,811)        (885)
  Purchases of investments..................................     (25,957)      (5,000)     (10,312)
  Proceeds from sales of other assets.......................      24,847       72,523      193,035
  Proceeds from sales of investments........................      13,637       48,790           --
  Capitalization of product costs...........................      (8,196)      (8,756)     (18,020)
  Other, net................................................      11,842       (1,284)       4,262
                                                              ----------    ---------    ---------
    Net cash provided by (used in) investing activities of
      continuing operations.................................   1,528,934     (141,364)     121,628
    Net cash used in investing activities of discontinued
      operations............................................     (16,333)     (44,149)     (99,129)
                                                              ----------    ---------    ---------
      Net cash provided by (used in) investing activities...   1,512,601     (185,513)      22,499
                                                              ----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of Times Mirror common stock....................    (947,203)    (464,781)    (496,934)
  Net proceeds of commercial paper and short-term
    borrowings..............................................     212,983       92,187           --
  Dividends paid............................................     (82,153)     (85,439)     (80,001)
  Proceeds from exercise of stock options...................      59,277       36,431       51,178
  Principal repayments of other debt........................     (54,206)      (5,769)        (363)
  Exercise of put options, net of premiums received.........     (17,472)      (3,719)       1,691
  Proceeds from issuance of long-term debt..................          --      445,429      198,651
  Contribution to TMCT, LLC.................................          --     (249,266)          --
  Repurchase of Series B preferred stock....................          --           --      (91,182)
  Other, net................................................         161      (17,098)      (3,824)
                                                              ----------    ---------    ---------
      Net cash used in financing activities.................    (828,613)    (252,025)    (420,784)
                                                              ----------    ---------    ---------
  Increase (decrease) in cash and cash equivalents..........   1,007,682      (91,565)     (34,424)
  Cash and cash equivalents at beginning of year............      48,659      140,224      174,648
                                                              ----------    ---------    ---------
  Cash and cash equivalents at end of year..................  $1,056,341    $  48,659    $ 140,224
                                                              ==========    =========    =========

See notes to consolidated financial statements

                              TIMES MIRROR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries as well as affiliates that are controlled by the Company, as described in Note 4, after elimination of all significant intercompany transactions and balances. Other affiliated companies in which the Company owns a 20% to 50% interest are accounted for by the equity method.

     Presentation. Certain amounts in previously issued financial statements have been reclassified to conform to the 1998 presentation. Financial information presented in the Notes to Consolidated Financial Statements excludes discontinued operations except where noted.

     Changes in Accounting Principles. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). Pension plans and postretirement benefit information for all prior periods has been restated to conform with the revised disclosures under SFAS 132 (see Note
15).

     Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards under which companies report information about operating segments in financial statements (see Note 17).

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplified the calculation of earnings per share by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively.

     Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents of $997,670,000 and $9,911,000 at December 31, 1998 and 1997, respectively, consist of commercial paper, money market funds, auction rate securities or certificates of deposit. The Company has an investment policy for short-term investments covering eligible types of instruments, maximum investment terms, credit quality and individual issuer limits.

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursement account. The Company transfers funds from other sources such as short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $46,866,000 and $32,862,000 at December 31, 1998 and 1997,
respectively.

     Marketable Securities. Marketable securities consist of investments in commercial paper with original maturities over three months but less than one year.

     Inventories. Inventories are stated at the lower of cost or market. Newsprint is valued under the last-in, first-out (LIFO) method and paper and certain finished products are valued primarily under the weighted average cost method.

     Property, Plant and Equipment. Property, plant and equipment are carried on the basis of cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements are capitalized.

                              TIMES MIRROR COMPANY

     Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

Buildings....................................  10-45 years
Machinery and equipment......................  3-20 years
Leasehold improvements.......................  Lesser of useful life or lease term

     Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases ($554,617,000 and $493,179,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization of $131,170,000 and $160,066,000, respectively) is being amortized on a straight-line basis primarily over periods of 15 to 40 years, with a weighted average amortization period of 36 years. Goodwill amortization expense was $21,821,000, $19,086,000 and $18,237,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

     Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging primarily from 4 to 30 years, with a weighted average life of 25 years. Amortization expense was $13,833,000, $8,665,000 and $7,919,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization was $66,246,000 and $62,183,000 at December 31, 1998 and 1997, respectively.

     The Company assesses on an ongoing basis the recoverability of goodwill based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flows estimate were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flows. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

     Deferred Charges. Magazine subscription procurement costs are charged to expense over the same period as the related revenue is earned. Certain expenses for training materials and consumer health publications are capitalized and charged to expense over the estimated product lives as the products are sold.

     Derivative Financial Instruments. Interest rate swaps (see Note 8) are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense. Amounts received in connection with initiating or terminating swaps are amortized on a straight-line basis as a reduction in interest expense over the term of the swaps.

     Premium equity participating debt securities (see Note 12) are used to manage the Company's exposure to market risk associated with changes in the fair values of the Company's investment in the common stock of Netscape Communications Corporation (Netscape).

     The Company's exposure to market risk associated with fluctuations in the value of foreign currencies relative to the U.S. dollar may be managed with foreign currency forward contracts, currency options, currency swaps or other risk management instruments permitted by the Company's internal policy guidelines. During 1998, 1997 and 1996, the Company's forward contracts and other risk management instruments were not significant.

     Commodity price hedging contracts (see Note 8) are used to manage the Company's exposure to market risk associated with fluctuations in newsprint prices. These contracts are accounted for on the accrual basis. Periodic settlement payments made or received are recognized as an adjustment to the cost basis of newsprint inventory. Amounts paid in connection with initiating these contracts are amortized on a straight-line basis as an adjustment to the cost basis of newsprint inventory over the term of the contracts.

     Put options are used in conjunction with the Company's common stock purchase program. These contracts are entered into based on market conditions as well as other factors. The costs or benefits derived

                              TIMES MIRROR COMPANY
from these equity-based financial instruments are recorded in shareholders' equity on the date of the transaction. The potential obligation under these put options outstanding at December 31, 1998 and 1997 has been transferred from shareholders' equity to "Common stock subject to put options."

     Revenue Recognition. Revenues from certain products sold with the right of return, are recognized net of a provision for estimated returns. Revenues from newspaper and magazine subscriptions and professional service fee annual subscriptions are deferred as unearned income at the time of the sale. A pro rata share of the newspaper and magazine subscription price is included in revenue as products are delivered to subscribers. Professional service fee annual subscription revenues are recognized on a straight-line basis over the life of the subscription service.

     Advertising and Promotion Costs. Advertising and promotion costs, which are expensed as incurred, amounted to $69,725,000, $73,578,000 and $74,487,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Earnings Per Share. The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share amounts):

                                                       1998        1997        1996
                                                     --------    --------    --------
Earnings:
Income from continuing operations..................  $ 93,414    $220,900    $169,203
  Preferred stock dividends........................   (21,697)    (32,481)    (43,645)
                                                     --------    --------    --------
  Earnings applicable to common shareholders for
     basic earnings per share......................    71,717     188,419     125,558
  Effect of dilutive securities:
     LYONs interest expense, net of tax............        --       3,925          --
                                                     --------    --------    --------
  Earnings applicable to common shareholders for
     diluted earnings per share....................  $ 71,717    $192,344    $125,558
                                                     ========    ========    ========
Shares:
  Weighted average shares for basic earnings per
     share.........................................    84,814      92,572     102,113
  Effect of dilutive securities:
     Stock options.................................     2,114       2,358       3,259
     LYONs convertible debt........................        --       2,083          --
                                                     --------    --------    --------
                                                        2,114       4,441       3,259
                                                     --------    --------    --------
  Adjusted weighted average shares and assumed
     conversions for diluted earnings per share....    86,928      97,013     105,372
                                                     ========    ========    ========
  Basic earnings per share from continuing
     operations....................................  $    .85    $   2.03    $   1.23
                                                     ========    ========    ========
  Diluted earnings per share from continuing
     operations....................................  $    .83    $   1.98    $   1.19
                                                     ========    ========    ========

     The Company has convertible preferred stock and certain stock options outstanding which are not included in the calculation of diluted earnings per share because the effects are antidilutive. The convertible preferred stock, stock options and the Liquid Yield Option Notes (LYONs(TM)) are described in
Note 13, Note 14 and Note 12, respectively.

                              TIMES MIRROR COMPANY

     Other Comprehensive Income. Other comprehensive income primarily consists of unrealized gains (losses) on securities for the years ended December 31, 1998, 1997 and 1996 as follows (in thousands):

                                                        1998        1997       1996
                                                       -------    --------    -------
Unrealized holding gains (losses) arising during
  period, net of taxes of $17,712, $(12,929) and
  $7,428, respectively...............................  $25,753    $(18,850)   $10,724
Reclassification adjustments for gains realized in
  net income, net of taxes of $6,703, $13,398 and $0,
  respectively.......................................   (9,647)    (19,320)        --
                                                       -------    --------    -------
Net unrealized gains (losses) on securities..........  $16,106    $(38,170)   $10,724
                                                       =======    ========    =======

     Accumulated other comprehensive income for each classification is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Minimum pension liability adjustment........................  $ (4,396)   $ (3,227)
Net unrealized gains on securities..........................    44,572      28,466
Foreign currency translation adjustments....................   (13,685)    (12,435)
                                                              --------    --------
                                                              $ 26,491    $ 12,804
                                                              ========    ========

     Stock Options. Employee stock options (see Note 14) are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Accordingly, the financial statements do not include any expense related to employee stock option awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

NOTE 2 -- RECAPITALIZATION

     During the third quarter of 1997, the Company completed a transaction (Transaction) involving agreements with its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (Chandler Trusts). The Transaction consisted of two components: (a) the merger of Chandis Securities Company (Chandis), a holding company owned by Chandler Trust No. 2 and affiliated minority investors, into Chandis Acquisition Corporation (CAC), a Delaware corporation and wholly-owned subsidiary of the Company (Merger) and (b) the formation of a new limited liability company by the Chandler Trusts and the Company.

     On August 8, 1997, Chandis merged with and into CAC. Pursuant to the Merger Agreement, the Chandis shareholders received 6,582,000 shares of Series A common stock, 9,656,000 shares of Series C common stock, 381,000 shares of new Series C-1 preferred stock, and 245,000 shares of new Series C-2 preferred stock. At the time of the Merger, Chandis owned 8,582,000 shares of Series A common stock, 9,656,000 shares of Series C common stock, and 381,000 shares of Series A preferred stock as well as an interest in undeveloped real estate and certain other assets and liabilities. CAC is not a "permitted transferee" as defined in the Company's Certificate of Incorporation, therefore, the Series C common stock was converted to Series A common stock as a result of the Merger. The Company's shares owned by CAC are reported as treasury stock for financial reporting purposes. The Merger was a tax-free transaction.

     Concurrent with the consummation of the Merger, the Company (including certain of its subsidiaries) and the Chandler Trusts formed TMCT, LLC (TMCT), a Delaware limited liability company, and the following capital contributions were made to TMCT:

        1. the Company contributed $249,266,000 in cash and 8 real properties (Real Properties) with an aggregate market value of $225,850,000;

                              TIMES MIRROR COMPANY

        2. the Chandler Trusts contributed 5,001,000 shares of Series A common stock and 443,000 shares of Series A preferred stock (Contributed Shares).

     The cash contributed by the Company was used by TMCT to purchase a portfolio of securities (Portfolio). The Company has leased the Real Properties from TMCT under a lease with minimum lease payments equal to the fair values and with an initial term of 12 years. During 1998 and 1997, the Company made lease payments to TMCT of $24,166,000 and $9,599,000. The lease is accounted for as a financing arrangement and, accordingly, the Real Properties' book value remains on the Company's consolidated balance sheet and continues to be depreciated at the rates in effect prior to the contribution of the Real Properties to TMCT. The depreciation, along with a reduction of property, plant and equipment of $168,021,000, which represents the estimated net book value of the Real Properties at the end of the lease term, will result in a net book value of zero for the Real Properties at August 8, 2009. At that time, the Company has the option to purchase all the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT and may be leased by the Company at a fair value rent as provided for under the terms of the lease agreement. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term. The lease is included as a property financing in the Company's outstanding debt obligations (see Note 12).

     The Company and the Chandler Trusts share in the cash flow, profits and losses of the various assets held by TMCT. The cash flow from the Real Properties and the Portfolio is largely allocated to the Chandler Trusts and the cash flow from the Contributed Shares is largely allocated to the Company. Due to the allocations of the economic benefits in the TMCT, 80% of the Contributed Shares are included in treasury stock for financial reporting purposes and 80% of the preferred dividends on the Series A preferred stock are excluded from the preferred dividend requirements. The Company accounts for the investment in TMCT under the equity method. This net investment was $96,416,000 and $95,487,000 at December 31, 1998 and 1997, respectively, and is included in "Equity investments" in the consolidated balance sheets. During 1998 and 1997, the Company recognized $3,739,000 and $1,268,000 of equity income on this investment.

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

NOTE 3 -- DISCONTINUED OPERATIONS

     During the second quarter of 1998, the Company reached agreements to divest Matthew Bender & Company, Incorporated (Matthew Bender), the Company's legal publisher, in a tax-free reorganization (see Note 4) and its 50% ownership interest in legal citation provider Shepard's. The two transactions were valued at $1,649,650,000 in the aggregate and were completed in the third quarter of 1998. The disposition of the Company's 50% interest in Shepard's was consummated by a transfer of the respective partnership interests owned by two subsidiaries of the Company to affiliates of Reed Elsevier plc for a cash consideration of $274,650,000. The Company recorded a net gain on these two transactions in the amount of $1,108,452,000, net of expenses and $163,585,000 of income taxes, primarily consisting of tax reserves as disclosed in Note 11. Also during the second quarter of 1998, the Company reached agreements to divest Mosby, Inc. (Mosby), the Company's health science/medical publisher, in a tax-free reorganization (see Note 4). The transaction was valued at $415,000,000 and was completed in the fourth quarter of 1998. The Company recorded a net gain on this transaction in the amount of $239,023,000, net of expenses and $55,635,000 of income taxes, primarily consisting of tax reserves as disclosed in Note 11. While the Company believes that the Matthew Bender and Mosby transactions were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service.

                              TIMES MIRROR COMPANY

     These divestitures represent the final dispositions of the Company's professional and higher education publishing businesses and, as such, have been reflected as discontinued operations in the accompanying financial statements for all periods presented. The Company's Consolidated Statements of Income have been restated to reflect the operations and the related gains and losses associated with these and certain other previous dispositions as discontinued operations.

     During the third quarter of 1998, the Company decided to discontinue Apartment Search, Inc., its apartment location business. The Company anticipates selling the business in the first half of 1999 and has recorded an estimated loss on disposal including a provision for operating losses of $3,420,000 during the phase-out period. The total estimated loss of $47,623,000, or $28,217,000 after applicable tax benefit, is included in discontinued operations in "Net gain on disposal, net of income taxes" in the consolidated statements of income.

     During 1996, the Company recognized a gain of $121,649,000 on the exchange of its college publishing businesses and the sale of its Spanish-language medical book publisher, Doyma Libros, and recorded a writedown of $16,728,000 for the January 1997 disposal of certain net assets of CRC Press, Inc. The net gain on disposal of $104,921,000, or $32,047,000 after applicable taxes, which is primarily related to differences in the book and tax bases of the assets, is reflected in the consolidated statements of income as discontinued during 1996.

     A summary of the combined results of operations and net gain on disposal for all discontinued entities for the years ended December 31, 1998, 1997 and 1996, are as follows (in thousands):

                                                       1998         1997        1996
                                                    ----------    --------    --------
Revenues..........................................  $  282,378    $436,511    $625,164
                                                    ==========    ========    ========
Income before income taxes (1)....................  $   18,631    $ 51,442    $ 18,901
Income tax provision..............................      11,393      22,030      13,707
                                                    ----------    --------    --------
Income from discontinued operations...............       7,238      29,412       5,194
Net gain on disposal, net of income taxes (2).....   1,316,686          --      32,047
                                                    ----------    --------    --------
          Total discontinued operations...........  $1,323,924    $ 29,412    $ 37,241
                                                    ==========    ========    ========

---------------
(1) It is the Company's policy to allocate interest expense among operating segments including discontinued operations. The allocation to discontinued operations is based on the ratio of net assets of discontinued operations plus consolidated debt, other than debt of the discontinued operations that will be assumed by the buyer and debt that can be directly attributed to the discontinued operations. Income before income taxes includes a charge for interest expense of $10,407,000, $11,065,000 and $6,145,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Net of income taxes of $198,045,000 and $72,874,000 in 1998 and 1996, respectively.

                              TIMES MIRROR COMPANY

     The assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as net assets (liabilities) of discontinued operations and consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Accounts receivable, net....................................  $  1,429    $138,932
Other current assets........................................    22,463      67,039
Property, plant and equipment, net..........................     2,329      62,730
Equity investments..........................................        --     249,123
Other assets................................................       510     128,028
                                                              --------    --------
          Total assets......................................    26,731     645,852
                                                              --------    --------
Current liabilities.........................................    36,779     196,796
Non-current liabilities.....................................     1,557      21,334
                                                              --------    --------
          Total liabilities.................................    38,336     218,130
                                                              --------    --------
Net assets (liabilities) of discontinued operations.........  $(11,605)   $427,722
                                                              ========    ========

     The major components of cash flow for discontinued operations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Income from discontinued operations................  $  7,238    $ 29,412    $  5,194
Depreciation and amortization......................    13,477      19,087      30,540
Amortization of product costs......................    10,677      16,980      43,151
Other, net.........................................     5,016     (56,512)    (30,813)
                                                     --------    --------    --------
Net cash provided by discontinued operating
  activities.......................................  $ 36,408    $  8,967    $ 48,072
                                                     ========    ========    ========
Capitalization of product costs....................  $(10,073)   $(13,855)   $(60,666)
Capital expenditures...............................    (4,675)    (12,933)    (38,463)
Other, net.........................................    (1,585)    (17,361)         --
                                                     --------    --------    --------
Net cash provided by (used in) investing activities
  of discontinued operations.......................  $(16,333)   $(44,149)   $(99,129)
                                                     ========    ========    ========

NOTE 4 -- REORGANIZATION

     During the third quarter of 1998, the Company completed the disposition of Matthew Bender in a tax-free reorganization with Reed Elsevier plc. The disposition of Matthew Bender was accomplished through the merger of an affiliate of Reed Elsevier with and into Matthew Bender with Matthew Bender as the surviving corporation in the merger. As a result of the merger, TMD, Inc., a wholly-owned subsidiary of Times Mirror, received all of the issued and outstanding common stock of CBM Acquisition Parent Co. (MB Parent). MB Parent is a holding company that owns controlling voting preferred stock of Matthew Bender with a stated value of $61,616,000 and participating stock of Matthew Bender. MB Parent is also the sole member of Eagle New Media Investments, LLC (Eagle New Media). Affiliates of Reed Elsevier own voting preferred stock of MB Parent with a stated value of $68,750,000 which affords them voting control over MB Parent, subject to certain rights held by Times Mirror with respect to Eagle New Media. Concurrently, with the closing of the merger, the Company became the sole manager of Eagle New Media and controls its operations and assets. At December 31, 1998, the assets of Eagle New Media were $605,786,000 of cash and cash equivalents, $752,956,000 (13,262,000 shares) of Series A common stock of Times Mirror, $14,952,000 of marketable securities and $22,270,000 of other assets. The consolidated financial statements of the Company include the accounts of Eagle New Media.

                              TIMES MIRROR COMPANY

     During the fourth quarter of 1998, the Company completed the disposition of Mosby in a tax-free reorganization with Harcourt General, Inc. The disposition of Mosby was accomplished through the merger of an affiliate of Harcourt General, Inc. with and into Mosby, with Mosby as the surviving corporation in the merger. As a result of the merger, the Company received all of the issued and outstanding common stock of Mosby Parent Corp. (Mosby Parent). Mosby Parent is also the sole member of Eagle Publishing Investments, LLC (Eagle Publishing). An affiliate of Harcourt General, Inc. owns voting preferred stock of Mosby Parent with a stated value of $50,000,000 which affords it voting control over Mosby Parent, subject to certain rights held by the Company with respect to Eagle Publishing. Concurrently with the closing of the merger, the Company became the sole manager of Eagle Publishing and controls its operations and assets. At December 31, 1998, the assets of Eagle Publishing were $377,152,000 of cash and cash equivalents, $34,486,000 of marketable securities and $20,129,000 of other assets. The consolidated financial statements of the Company include the accounts of Eagle Publishing.

     The Company intends to deploy the assets of both LLCs to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes.

NOTE 5 -- ACQUISITIONS, DISPOSITIONS AND WRITEDOWNS

     On April 30, 1998, the Company acquired the Los Angeles area business of EZ Buy & EZ Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county for $188,696,000. This acquisition resulted in goodwill of $119,242,000 and other intangible assets of $69,430,000, which are being amortized primarily over 30 years. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity which owns all of the non-Los Angeles area assets of Recycler, for a total amount of $34,800,000. The Company also had several other small acquisitions during 1998. Goodwill of $13,994,000 related to these small acquisitions is being amortized primarily over 15 years.

     During the third and fourth quarters of 1997, the Company acquired Krames Communications Incorporated, a publisher of consumer-oriented health education information; Patuxent Publishing Company, a publisher of 13 community weeklies in Maryland and This Week Publications, Inc., a free weekly shopper distributed in Queens and Long Island, New York. These and several other small acquisitions resulted in goodwill of $75,319,000, which is being amortized over periods of 15 to 30 years. During 1996, the Company had several small acquisitions which resulted in goodwill of $11,419,000, which is being amortized over periods of 8 to 15 years.

     These acquisitions were accounted for by the purchase method with the results of operations included in the Company's financial statements from the dates of acquisition. Pro forma results for 1998 and 1997, assuming these acquisitions occurred on January 1 of the respective year, are not materially different from the results reported.

     During 1998, the Company sold 441,900 shares of its holdings in Netscape common stock and purchased an equal proportion of its 4 1/4% Premium Equity Participating Securities (PEPS) obligation in the open market. The PEPS hedge the Company's investment in Netscape. The sales resulted in a gain of $16,025,000 or $9,495,000 after applicable income taxes. Also, the Company disposed of various excess real estate and other assets for an aggregate gain of $16,110,000 or $9,554,000 after applicable income taxes. The total aggregate gain of $32,135,000 is included in "Other, net" in the consolidated statements of income.

     During 1997, the Company sold certain equity investments, including Tejon Ranch Co.; WebTV Network, Inc.; Netscape Communications Corporation; Access Health, Inc.; Speedvision Network, LLC and Outdoor Life Network, LLC, for an aggregate gain of $81,984,000 or $53,759,000 after applicable income taxes. This gain was offset by $78,272,000, or $48,417,000 after applicable income taxes, for writedowns and

                              TIMES MIRROR COMPANY
expenses related to non-operating items as well as losses on the sale of Harry
N. Abrams, Inc.; National Journal, Inc. and other assets. The aggregate gain of $3,712,000 is included in "Other, net" in the consolidated statements of income.

NOTE 6 -- RESTRUCTURING, ONE-TIME AND OTHER CHARGES

     1998 Restructuring Charges. In 1998, the Company undertook a comprehensive review of its business operations to determine areas where operational efficiencies could be achieved through either product and/or facility consolidation, headcount reductions, product abandonments, contract terminations or through other measures. The Company began this review in anticipation of the impact of its significant 1998 divestitures and to better align its overall cost structure and business configurations. The Company's review led to a major restructuring program that resulted in the recording of $39,697,000, $80,012,000 and $81,097,000 of charges in the second, third and fourth quarters of 1998, respectively. A summary of the significant components of the 1998 restructuring program is as follows (in thousands):

                                                                          CORPORATE
                              NEWSPAPER     PROFESSIONAL     MAGAZINE        AND
                              PUBLISHING    INFORMATION     PUBLISHING      OTHER       TOTAL
                              ----------    ------------    ----------    ---------    --------
Termination benefits........   $ 43,406       $ 3,408        $   156       $10,270     $ 57,240
Contract terminations.......     51,386            --          4,330            --       55,716
Goodwill impairments........        324        28,922         19,715            --       48,961
Lease termination costs.....      2,307         4,757          1,500         3,045       11,609
Technology asset
  write-offs................      4,772         4,212            100         1,504       10,588
Business exit and other
  costs.....................        310        12,000          3,271         1,111       16,692
                               --------       -------        -------       -------     --------
                               $102,505       $53,299        $29,072       $15,930     $200,806
                               ========       =======        =======       =======     ========

     A discussion of the specific restructuring activities follows:

     Termination benefits. Staff reductions were implemented at substantially all operating units with the majority of these actions performed within the Newspaper Publishing segment. The Los Angeles Times recorded severance charges related to 358 full-time and 534 part-time employees through either voluntary or involuntary programs, primarily occurring in the fourth quarter of 1998. The Baltimore Sun's termination charges included 81 full-time employees and Newsday determined that 23 full-time and 26 part-time employees would be released. The staff reductions within the Newspaper Publishing segment were the result of identified efficiencies from outsourcing opportunities, elimination of duplicate functions and technological improvements to the Company's processes. In total, termination benefits, which were largely severance costs, covered 616 full-time and 578 part-time employees company-wide of which 224 employees had been released by the end of 1998 with the majority of employees expected to be released by the second quarter of 1999. As of December 31, 1998, $5,126,000 has been paid out under this program with the remaining liability expected to be substantially paid by the end of 1999. Certain employees will, however, receive payments over a longer period of time.

     Contract Terminations. In reviewing the Company's processes, supply contracts and strategic alliances, the Company identified certain long-term contracts and relationships which were no longer providing benefits to the Company's current operations. As a result, the Company recorded charges for contract terminations which included (i) the termination of a long-term contract related to Newsday's pre-print distribution business for $34,250,000; (ii) the termination of The Hartford Courant's long-standing bonus arrangement for $12,000,000 and (iii) the termination of 56 distribution contracts with outside agents at the Los Angeles Times for $4,904,000.

     Goodwill Impairments. In connection with the Company's divestiture of Mosby, the Company retained the consumer health publishing businesses of Mosby which were combined with its health information

                              TIMES MIRROR COMPANY
provider, The StayWell Company. In reorganizing these operations and making significant fundamental business and structural changes, revised forecasts of undiscounted cash flows related to these enterprises were prepared which identified that the entity may not have the estimated future cash flows necessary to recover asset values. The Company recorded a write-off based on the difference between the net book value of goodwill, the entity's primary long-lived asset, and the fair value, measured by discounted estimated cash flows from future operations. In addition, an impairment charge was taken related to goodwill associated with two of the Company's magazine titles. These charges were taken as the result of disappointing market penetration and operating results and were also determined based on discounted estimated cash flows from future operations. The valuation of goodwill was made in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Lease Termination Costs. In connection with the Company's consolidation of its training companies under one entity, AchieveGlobal, and its downsizing and/or relocation of other operating units, the Company has recorded charges for future operating lease payments and write-offs of leasehold improvements related to facilities it will vacate. The total lease payment accrual for periods through 2010 is net of estimated sublease income of $5,786,000. No amounts have been included for any period in which the operating units will continue to occupy the premises.

     Technology Asset Write-offs. During mid-1998, the Company determined that its long standing policy of allowing each operating unit to independently determine its technology requirements and make related equipment and software purchases was both inefficient as well as expensive in terms of maintenance, helpdesk, networking and other support costs. In connection with this decision, the Company established common hardware and software configurations to provide consistency across all business units. As a result, many operating units were required to dispose of a significant amount of technology resources to conform to the common platform. Total asset write-offs of technology-related equipment were taken in the quarter in which the equipment was replaced.

     Business Exit and Other Costs. In performing a detailed review of its business and related product offerings, AchieveGlobal recorded a $8,547,000 charge to reflect the termination of its direct sales business line due to poor financial results and to record an estimated loss on the sale of its Canadian operations. Charges taken for the direct sales business were primarily for asset write-offs. The Company's estimated loss related to the Canadian operations uses an estimate of proceeds based on recent sales transactions of its other foreign entities. The estimated loss includes both the basis of the assets to be sold as well as costs required to sell the enterprise and a change to a franchise arrangement. Management anticipates that the franchising of these operations will be completed by the second quarter of 1999. The revenues and operating profits from those businesses that the Company plans to exit are not significant to total operations. Other costs were recognized at Jeppesen Sanderson, Inc. for the abandonment of certain projects and at The StayWell Company for the consolidation of processes.

     Other Program Charges. In addition to the charges listed above, the Company also recorded $32,685,000 for certain asset write-offs that did not meet the accounting criteria for classification as "restructuring and one-time charges." These charges, which principally included inventory and other operating asset write-offs have been classified within "Cost of sales," "Selling, general and administrative expenses" or "Other, net" in the consolidated statements of income.

     1996 Restructuring Charges. The 1996 restructuring charges totaled $17,348,000 for efforts undertaken at AchieveGlobal to integrate the training companies. As of December 31, 1998, these efforts were substantially complete.

                              TIMES MIRROR COMPANY

     A summary of the activity in the restructuring liabilities for the three years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                              1998            1996            1995
                                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                          -------------   -------------   -------------   --------
Balance at December 31, 1995............          --              --        $134,448      $134,448
  Charged to costs and expenses.........          --        $ 17,348              --        17,348
  Cash payments.........................          --            (738)        (77,243)      (77,981)
  Asset write-offs......................          --         (12,217)             --       (12,217)
  Other(1)..............................          --              --           5,554         5,554
                                            --------        --------        --------      --------
Balance at December 31, 1996............          --           4,393          62,759        67,152
  Cash payments.........................          --          (4,180)        (25,809)      (29,989)
  Other(2)..............................          --             (85)          8,719         8,634
                                            --------        --------        --------      --------
Balance at December 31, 1997............          --             128          45,669        45,797
  Charged to costs and expenses.........    $200,806              --              --       200,806
  Cash payments.........................     (34,465)           (298)        (19,942)      (54,705)
  Asset write-offs......................     (70,666)             --              --       (70,666)
  Other.................................       1,589             189          (1,323)          455
                                            --------        --------        --------      --------
Balance at December 31, 1998............    $ 97,264        $     19        $ 24,404      $121,687
                                            ========        ========        ========      ========

---------------
(1) Primarily includes transfers from discontinued operations.

(2) Primarily includes transfers from discontinued operations for restructuring liabilities not assumed by purchasers of discontinued operations.

     The balance sheet classification of restructuring liabilities is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Restructuring -- current liabilities
  1995 Restructuring........................................  $ 16,464    $18,534
  1996 Restructuring........................................        19        128
  1998 Restructuring........................................    82,306         --
Other liabilities
  1995 Restructuring........................................     7,940     27,135
  1998 Restructuring........................................    14,958         --
                                                              --------    -------
                                                              $121,687    $45,797
                                                              ========    =======

     The current portion of restructuring liabilities relates primarily to severance and contract termination payments while the non-current portion principally relates to lease payments which will be paid over lease periods extending to 2005. The Company made severance payments under all programs which totaled $8,532,000, $6,228,000 and $40,886,000 during 1998, 1997 and 1996, respectively. At December 31, 1998, the remaining liability for severance costs aggregated $53,831,000.

     The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments if required. During 1998 and 1997, these adjustments resulted in recoveries of prior year's restructuring reserves which were largely offset by restructuring requirements in those years. The net change in the restructuring liabilities as a result of these reviews was not significant.

                              TIMES MIRROR COMPANY

NOTE 7 -- SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

     Supplemental cash flow information is as follows (in thousands):

                                                           1998        1997       1996
                                                          -------   ----------   -------
Interest paid...........................................  $69,241   $   22,346   $17,715
Income taxes paid.......................................   50,049      139,022    70,196
Merger with Chandis
  Times Mirror stock received...........................       --    1,116,058        --
  Other assets received.................................       --       21,050        --
  Times Mirror stock issued.............................       --    1,137,108        --
Fair value of properties contributed to TMCT............       --      225,850        --
Property financing obligation, net of original issue
  discount..............................................       --       57,829        --
Liabilities assumed in connection with acquisitions.....    6,680       20,698    14,618
Notes issued in connection with an acquisition..........       --       39,209        --

NOTE 8 -- FINANCIAL INSTRUMENTS

     Financial instruments consist of the following (in thousands):

                                                              DECEMBER 31
                                             ---------------------------------------------
                                                      1998                    1997
                                             -----------------------   -------------------
                                              CARRYING       FAIR      CARRYING     FAIR
                                               VALUE        VALUE       VALUE      VALUE
                                             ----------   ----------   --------   --------
Short-term assets..........................  $1,474,519   $1,474,519   $411,911   $411,911
Long-term investments......................     129,364      129,364     47,738     47,738
Notes receivable...........................      75,265       75,265      8,761      8,761
Short-term liabilities.....................     506,834      506,834    351,511    351,511
Long-term debt.............................     941,423    1,017,245    925,404    982,647
Unrealized net gain on interest rate
  swaps....................................          --       43,246         --     27,583

     Short-Term Assets and Liabilities. The fair values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

     Long-Term Investments. Investments are primarily stated at fair value based on quoted market prices and are classified as available-for-sale securities. The investments are included in "Investments and other assets" in the consolidated balance sheets. The cost of the investments was $55,764,000 and $18,865,000 at December 31, 1998 and 1997, respectively. The unrealized gain is included in accumulated other comprehensive income in the consolidated statements of shareholders' equity, net of applicable income taxes.

     Notes Receivable. The carrying value of notes receivable is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the change in interest rates and risk related interest rate spreads since the notes origination date.

     Long-Term Debt. The fair value of long-term debt is based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, except for the PEPS securities whose fair value is the current maturity value determined by a formula based on quoted market prices of the underlying common stock whose market risk it modifies.

     Interest Rate Swaps. Interest rate swap agreements outstanding at December 31, 1998 were for notional amounts of $148,000,000, $250,000,000, $170,111,000 and $100,000,000 expiring in 1999, 1999, 2002 and 2023, respectively, with the $170,111,000 and $100,000,000 notional amounts also outstanding at Decem-

                              TIMES MIRROR COMPANY
ber 31, 1997. These swaps effectively convert a portion of the Company's long-term fixed rate debt to a variable rate obligation based on LIBOR or the Commercial Paper rate. The fair values of the interest rate swaps are the amounts at which they could be settled based on estimates of market rates.

     Commodity Hedging Contracts. The Company enters into various commodity hedging contracts to manage the Company's exposures to fluctuations in newsprint prices. As of December 31, 1998, the Company had newsprint swap agreements for a total notional amount of 261,000 metric tons per year expiring in 2002 and 2003 at a weighted average contract price of $609 per metric ton. Also, the Company has a newsprint option contract for a total notional amount of 30,000 metric tons per year expiring in 2001 at a contract price of $585 per metric ton. At December 31, 1998, the index rate used for these contracts was $585 per metric ton. This option contract limits the maximum payment to $115 per metric ton above the contract price on an annual basis. In addition to the newsprint hedging contracts, the Company has a swap contract for coated paper used in its Magazine Publishing activities for a total notional amount of 5,000 short tons per year expiring in 2000 at a contract price of $1,047 per short ton. As no liquid forward market for newsprint or coated paper exists, it was not practicable to estimate the fair value of the commodity hedging contracts.

     New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which the Company is required to adopt effective January 1, 2000. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of other comprehensive income in shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company expects to adopt SFAS 133 as of January 1, 2000. The effect of adopting the Statement is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

NOTE 9 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Newsprint, paper and other raw materials....................  $23,404    $27,561
Finished products...........................................   13,967     16,609
Work-in-progress............................................    1,911        726
                                                              -------    -------
                                                              $39,282    $44,896
                                                              =======    =======

     Inventories determined by the last-in, first-out method were $13,669,000 and $17,053,000 at December 31, 1998 and 1997, respectively, and would have been higher by $16,100,000 in 1998 and $17,271,000 in 1997 had the first-in, first-out method (which approximates current cost) been used.

                              TIMES MIRROR COMPANY

NOTE 10 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Land........................................................  $   45,065    $   46,459
Buildings...................................................     433,860       425,683
Machinery and equipment.....................................   1,341,583     1,339,958
Leasehold improvements......................................      30,297        28,577
Construction-in-progress....................................      41,362        36,084
                                                              ----------    ----------
                                                               1,892,167     1,876,761
Less accumulated depreciation and amortization..............    (976,175)     (942,061)
                                                              ----------    ----------
                                                              $  915,992    $  934,700
                                                              ==========    ==========

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 on January 1, 1999 and does not believe the effects of adoption will be material to its financial position or results of operations.

NOTE 11 -- INCOME TAXES

     Income tax expense from continuing operations consists of the following (in thousands):

                                                       1998        1997        1996
                                                     --------    --------    --------
Current:
  Federal..........................................  $ 72,255    $ 80,798    $ 21,730
  State............................................    10,670      12,558      15,262
  Foreign..........................................    13,194      13,838      12,230
Deferred:
  Federal..........................................      (849)     27,722      53,231
  State............................................    12,168      10,064       8,219
  Foreign..........................................        --         (15)        292
                                                     --------    --------    --------
                                                     $107,438    $144,965    $110,964
                                                     ========    ========    ========

                              TIMES MIRROR COMPANY

     The difference between actual income tax expense and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                        1998        1997        1996
                                                      --------    --------    --------
Income from continuing operations before income
  taxes:
  United States.....................................  $173,329    $339,489    $258,287
  Foreign...........................................    27,523      26,376      21,880
                                                      --------    --------    --------
                                                      $200,852    $365,865    $280,167
                                                      ========    ========    ========
Federal statutory income tax rate...................        35%         35%         35%
Federal statutory income tax expense................  $ 70,298    $128,053    $ 98,058
Increase (decrease) in income taxes resulting from:
  State and local income tax expense, net of Federal
     effect.........................................    14,845      14,704      15,263
  Basis difference in asset sales...................    (2,193)      1,328          --
  Goodwill amortization not deductible for tax
     purposes.......................................     7,166       5,554       6,412
  Writedown of assets...............................    17,023          --          --
  Foreign tax differentials.........................    (3,433)      1,695       1,849
  Other.............................................     3,732      (6,369)    (10,618)
                                                      --------    --------    --------
                                                      $107,438    $144,965    $110,964
                                                      ========    ========    ========

     The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
TEMPORARY DIFFERENCES
Depreciation and other property, plant and equipment
  differences...............................................  $(156,453)   $(172,579)
Retirement and health benefits..............................   (154,151)    (138,309)
Postretirement benefits.....................................     86,609      104,782
Valuation and other reserves................................     12,552        5,140
Other employee benefits.....................................     56,046       49,440
Unrealized investment gains.................................    (33,055)     (21,168)
State and local income taxes................................     26,400       25,654
Restructuring and one-time charges..........................     31,118       18,851
Intangible asset differences................................     (5,087)       2,190
Transaction tax reserve.....................................   (176,585)          --
Other deferred tax assets...................................      5,156       14,349
Other deferred tax liabilities..............................    (23,217)      (5,519)
                                                              ---------    ---------
                                                              $(330,667)   $(117,169)
                                                              =========    =========
BALANCE SHEET CLASSIFICATIONS
Current deferred tax assets.................................  $  44,012    $  58,018
Noncurrent deferred tax liabilities.........................   (374,679)    (175,187)
                                                              ---------    ---------
                                                              $(330,667)   $(117,169)
                                                              =========    =========

     In connection with the disposition of Matthew Bender and Mosby as discussed in Notes 3 and 4, the Company has recorded a tax reserve of $176,585,000. While the Company believes that these transactions were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The results of such a review are unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

                              TIMES MIRROR COMPANY

NOTE 12 -- DEBT

     Short-term debt consists of the following (in thousands except percentages):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Commercial paper at weighted average interest rates of 5.3%
  and 5.9%..................................................  $298,603    $ 86,448
Notes payable at 6.125% due January 2, 1998.................        --      39,209
Current maturities of long-term debt........................     7,440       7,671
Other notes payable at interest rates of 5.42% and 6.04%....     6,567       5,739
                                                              --------    --------
     Total short-term debt..................................  $312,610    $139,067
                                                              ========    ========

     Long-term debt consists of the following (in thousands except percentages):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
6.61% Debentures due September 15, 2027, net of unamortized
  discount of $98 and $101..................................  $249,902    $249,899
4.75% Liquid Yield Option Notes due April 15, 2017, net of
  unamortized discount of $288,129 and $297,845.............   211,871     202,155
7 1/4% Debentures due March 1, 2013.........................   148,215     148,215
7 1/4% Debentures due November 15, 2096, net of unamortized
  discount of $559 and $565.................................   147,441     147,435
7 1/2% Debentures due July 1, 2023..........................    98,750      98,750
Property financing obligation expiring on August 8, 2009,
  net of unamortized discount of $158,080 and $165,353, with
  an effective interest rate of 4.3%........................    47,088      54,743
4 1/4% PEPS due March 15, 2001; 863,100 and 1,305,000
  securities stated at current maturity value...............    45,596      31,809
Others at various interest rates, maturing through 2001.....        --          69
                                                              --------    --------
                                                               948,863     933,075
Less current maturities.....................................    (7,440)     (7,671)
                                                              --------    --------
     Total long-term debt...................................  $941,423    $925,404
                                                              ========    ========

     Interest rate swaps outstanding at December 31, 1998 converted the weighted average interest rate on the 7 1/4% Debentures due November 15, 2096, the 6.61% Debentures, the 7 1/2% Debentures and the Liquid Yield Option Notes (LYONS) from 6.32% to 5.62% for the year ended December 31, 1998.

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

     In April 1997, the Company received gross proceeds of $195,530,000 from the issuance of the LYONs. The LYONs are zero coupon subordinated notes with an aggregate face value of $500,000,000 and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash

                              TIMES MIRROR COMPANY
at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company has an interest rate swap agreement for a notional amount of $170,111,000, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

     The 4 1/4% PEPS hedge the Company's investment in the common stock of Netscape. The amount payable at maturity is determined by reference to the fair market value of the Netscape common stock. As a result, the maturity value will generally move in tandem with changes in the fair market value of Netscape stock. Changes in the current maturity value of the PEPS are included in accumulated other comprehensive income, net of applicable income taxes. At December 31, 1998 and 1997, the fair market value of Netscape common stock was $60.75 and $24.375 per share, respectively. The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000. The redemption price is based on the market value of the Netscape common stock adjusted in accordance with a predetermined formula which allocates a portion of the appreciation, if any, to the Company. During 1998, the Company sold 441,900 shares of Netscape stock and purchased an equal proportion of its PEPS in the open market (see Note 5).

     The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in September 2000. This agreement provides for borrowings up to $400,000,000 at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. The commitment fee is approximately 0.065% per annum. The lines of credit are used to support a commercial paper program. The Company's revolving lines of credit contain restrictive provisions relating primarily to interest expense coverage. The Company's earnings before interest expense, income taxes, depreciation and amortization, divided by interest expense, must be greater than or equal to 5.0. The weighted average interest rates and weighted average commercial paper borrowings were 5.3% and 5.6% and $243,095,000 and $72,561,000 during 1998 and 1997, respectively.

     At December 31, 1998, the Company had an uncommitted bank line of credit which provides for unsecured borrowings up to $250,000,000 of which there were no amounts outstanding. In February 1999, the Company borrowed $60,000,000 under this line of credit.

     The Company has $20,820,000 of undrawn standby letters of credit at December 31, 1998.

     At December 31, 1998, the aggregate principal maturities of the Company's debt are as follows (in thousands):

1999......................................................  $  7,440
2000......................................................     7,150
2001......................................................    52,367
2002......................................................     6,292
2003......................................................     5,699
Thereafter................................................   869,915
                                                            --------
                                                            $948,863
                                                            ========

NOTE 13 -- CAPITAL STOCK AND STOCK PURCHASE PROGRAM

     Preferred Stocks. Series A, Series C-1 and Series C-2 preferred stocks are cumulative, non-voting stocks with annual dividends of 8%, 5.8% and 5.8%, respectively, based on liquidation value. Series A was entitled to dividends effective March 1, 1995. Dividends on Series C-1 and Series C-2 may increase commencing in 2001 to a maximum annual dividend of 8.4%, based on the percentage increases, if any, in the dividends paid by the Company on its common stock. Series A, Series C-1 and Series C-2 are convertible into Series A common stock in 2025 at the earliest. The conversion factor is calculated by dividing $500 plus accrued and unpaid

                              TIMES MIRROR COMPANY
dividends by the average closing prices of Series A common stock for the 20 trading days immediately preceding the conversion date. The maximum number of shares of Series A common stock into which Series C-2 can be converted is limited to 2,957,000 shares.

     On February 28, 1997, the Series B preferred stock was called for redemption and was redeemed on April 2, 1997 for 4,446,000 shares of Series A common stock. The conversion ratio, determined pursuant to the original terms of the Series B, was .57083 of a share of Series A common stock. At the redemption date, the Company had forward purchase contracts for 3,900,000 shares of Series B preferred stock with a weighted average forward price of $28.475 per share. These contracts provided for early termination and, in May 1997, the termination of the contract resulted in the purchase by the Company of 2,226,000 shares of Series A common stock for an aggregate cost of $111,530,000.

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

     Cash dividends of $.72 and $.55 per share of common stock were declared for the years ended December 31, 1998 and 1997, respectively. In February 1999, the Board of Directors approved an increase in the quarterly dividend on its common stock to $.20 per share, from $.18 per share, beginning with the March 10, 1999 payment date.

     Treasury Stock. Treasury stock includes shares of Series A common stock and Series A preferred stock owned by affiliates as well as Series A common stock purchased by the Company as part of the stock purchase program. Approximately 13,262,000, 4,001,000 and 18,238,000 shares of Series A common stock included in treasury stock are owned by Eagle New Media, TMCT and CAC, respectively, and $177,039,000 and $192,023,000 stated value of Series A preferred stock, which are owned by TMCT and CAC, respectively, are included in treasury stock at December 31, 1998.

     Stock Purchases. During 1998, the Company and Eagle New Media purchased 16,355,000 common shares for a total cost of $947,203,000. An additional 350,000 common shares were purchased for $17,472,000, net of premiums received, as a result of the exercise of put options. At December 31, 1998, the Company had 400,000 put options outstanding with a weighted average strike price of $56.40 per common share. The cash received from the issuance of put options during 1998 and 1997 was not significant. The put options entitle the holder to sell shares of Times Mirror Series A common stock to the Company at the strike price on the expiration date of the put option. The unexpired put options are at strike prices ranging from $55.81 to $58.00. These put options expire on various dates through April 1999.

     Included in the 1998 share purchases were 4,000,000 shares that were purchased in the fourth quarter of 1998 as part of an accelerated purchase agreement. The shares were purchased at the closing price on the date of the agreement for $54.69 per share. The agreement provides for a purchase price adjustment based on a pro-rata settlement over a one-year period. The agreement, which is due to mature in the fourth quarter of 1999, provides for settlement of the purchase price adjustment on a net share basis.

     In August 1998, the Company entered into a forward purchase agreement to acquire 1,000,000 shares of Series A common stock. The Company settled this agreement in February 1999 at a price of $63.35 per share in cash.

                              TIMES MIRROR COMPANY

     During 1997, the Company purchased 8,882,000 shares of Series A common stock for a total cost of $464,781,000. An additional 120,000 shares of Series A common stock were purchased for $3,719,000, net of premiums received, as a result of the exercise of put options.

     In connection with the Company's ongoing stock purchase program, in October 1998, the Company's Board of Directors authorized the purchase over the next two years of an additional 6,000,000 shares of common stock. The aggregate remaining shares authorized for purchase at December 31, 1998 was approximately 1,100,000 shares. The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will enhance Times Mirror shareholder value as well as to offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit program. In February 1999, the Board of Directors authorized the purchase of an additional amount of up to 6,000,000 shares of its Series A common stock.

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

     Options granted, exercised and forfeited were as follows:

                                                                            WEIGHTED
                                                                NUMBER      AVERAGE
                                                                  OF        EXERCISE
                                                                SHARES       PRICE
                                                              ----------    --------
Options Outstanding December 31, 1995.......................   8,651,657     $23.29
  Granted...................................................   1,613,851      33.22
  Exercised.................................................  (1,911,082)     18.86
  Forfeited.................................................    (582,937)     26.61
                                                              ----------     ------
Options Outstanding December 31, 1996.......................   7,771,489      26.12
  Granted...................................................   4,686,643      47.85
  Exercised.................................................  (1,617,045)     22.47
  Forfeited.................................................    (571,732)     34.03
                                                              ----------     ------
Options Outstanding December 31, 1997.......................  10,269,355      36.17
  Granted...................................................   4,370,240      59.58
  Exercised.................................................  (2,145,260)     27.58
  Forfeited.................................................  (1,084,989)     50.00
                                                              ----------     ------
Options Outstanding December 31, 1998.......................  11,409,346     $45.44
                                                              ==========     ======

                              TIMES MIRROR COMPANY

     Information regarding stock options outstanding and exercisable as of December 31, 1998 is as follows:

                                                          PRICE RANGE
                                      ---------------------------------------------------
                                       $11.43        $18.06        $30.06        $46.56
                                      TO $17.29    TO $23.94     TO $44.94     TO $64.22
                                      ---------    ----------    ----------    ----------
Options Outstanding:
  Number............................    45,979      1,170,163     2,452,916     7,740,288
  Weighted average exercise price...   $ 16.75     $    18.57    $    33.59    $    53.43
  Weighted average remaining
     contractual life...............    3years         5years        7years        9years
Options Exercisable:
  Number............................    45,979        798,192     1,160,230       697,755
  Weighted average exercise price...   $ 16.75     $    18.79    $    34.67    $    48.69

     At December 31, 1998 and 1997 shares reserved for future grants and awards were 9,707,503 and 13,057,372, respectively.

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after December 31, 1994, its net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                       1998         1997        1996
                                                    ----------    --------    --------
Net income -- as reported.........................  $1,417,338    $250,312    $206,444
Pro forma stock compensation expense, net.........     (18,709)    (13,000)     (4,959)
                                                    ----------    --------    --------
Pro forma net income..............................  $1,398,629    $237,312    $201,485
                                                    ==========    ========    ========
Pro forma basic earnings per share................  $    15.86    $   2.18    $   1.54
                                                    ==========    ========    ========
Pro forma diluted earnings per share..............  $    15.48    $   2.11    $   1.49
                                                    ==========    ========    ========

     For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income for 1996 through 1998 may not be representative of future years' impact because options granted prior to 1995 are excluded from the pro forma calculations. Options are granted every year and the pro forma expense in future years will grow due to the added layers of amortization for succeeding grants. By 1999, however, the pro forma results will include a full four years' worth of option grants.

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value using the Black-Scholes option valuation model, were as follows:

                                                         1998        1997        1996
                                                       --------    --------    --------
Weighted average fair value of stock options
  granted............................................  $  12.78    $  11.90    $   8.87
Risk-free interest rate..............................       5.5%        6.2%        5.4%
Expected life........................................   5 years     5 years     5 years
Expected volatility..................................       .20         .22         .26
Expected dividend yield..............................      2.33%       2.33%       2.00%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and lack of transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly with respect to the expected stock price volatility for the underlying stock. Because changes in these subjective input assumptions can materially affect the fair

                              TIMES MIRROR COMPANY
value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

NOTE 15 -- PENSION PLANS AND POSTRETIREMENT BENEFITS

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

     Postretirement health care benefits provided by the Company are unfunded and cover certain employees hired before January 1, 1993. The various plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits. Postretirement life insurance benefits are generally insured by life insurance policies and cover employees who retired on or before December 31, 1993. Life insurance benefits vary by plan, ranging from $1,000 to $250,000. Certain employees become eligible for the postretirement health care benefits if they meet minimum age and service requirements and retire from full-time, active service.

                              TIMES MIRROR COMPANY

     The following sets forth the changes in benefit obligations and in plan assets and the funded status of the plans (in thousands):

                                          PENSION PLANS          POSTRETIREMENT BENEFITS
                                     ------------------------    ------------------------
                                        1998          1997          1998          1997
                                     ----------    ----------    ----------    ----------
CHANGE IN PROJECTED BENEFIT
  OBLIGATIONS
Benefit obligations at January
  1................................  $  662,385    $  600,577    $ 132,601     $ 129,292
Service cost.......................      37,377        33,164        3,052         2,732
Interest cost......................      49,367        47,287        7,909         8,204
Plan amendments....................       2,813           957           --            --
Participant contributions..........          --            --        2,073         1,998
Actuarial losses (gains)(1)........      86,647        23,856        4,996          (879)
Curtailment gains..................      (8,898)           --         (327)           --
Benefits paid......................     (42,600)      (43,456)      (8,626)       (8,746)
                                     ----------    ----------    ---------     ---------
Benefit obligations at December
  31...............................  $  787,091    $  662,385    $ 141,678     $ 132,601
                                     ==========    ==========    =========     =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  January 1........................  $1,080,160    $  975,384    $      --     $      --
Actual return on plan assets.......     102,355       148,056           --            --
Acquisitions.......................       3,310            --           --            --
Dispositions.......................          --        (3,328)          --            --
Company contributions..............       2,943         3,504        6,553         6,748
Participant contributions..........          --            --        2,073         1,998
Benefits paid......................     (42,600)      (43,456)      (8,626)       (8,746)
                                     ----------    ----------    ---------     ---------
Fair value of plan assets at
  December 31......................  $1,146,168    $1,080,160    $      --     $      --
                                     ==========    ==========    =========     =========
FUNDED STATUS
Funded status (underfunded) at
  December 31......................  $  359,077    $  417,775    $(141,678)    $(132,601)
Unrecognized net actuarial losses
  (gains)(1).......................      40,896       (41,551)     (49,356)      (45,426)
Unrecognized prior service cost....      (4,309)       (8,677)     (34,984)      (56,348)
Unrecognized net transition
  asset............................      (3,656)      (25,216)          --            --
                                     ----------    ----------    ---------     ---------
Net amount recognized..............  $  392,008    $  342,331    $(226,018)    $(234,375)
                                     ==========    ==========    =========     =========

---------------
(1) The increases in actuarial losses relate primarily to changes in the assumed discount rate.

     Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Projected benefit obligations...............................  $61,044    $49,267
Accumulated benefit obligations.............................   51,134     43,232
Fair value of plan assets...................................   13,348     12,031

                              TIMES MIRROR COMPANY

     The following sets forth the amounts recognized in the consolidated balance sheets (in thousands):

                                               PENSION PLANS       POSTRETIREMENT BENEFITS
                                            -------------------    -----------------------
                                                DECEMBER 31              DECEMBER 31
                                            -------------------    -----------------------
                                              1998       1997         1998         1997
                                            --------   --------    ----------   ----------
Prepaid pension cost......................  $419,471   $366,807    $      --    $      --
Accrued benefit liability.................   (40,319)   (29,923)    (226,018)    (234,375)
Intangible asset..........................     5,545         --           --           --
Deferred income taxes.....................     2,915      2,220           --           --
Accumulated other comprehensive income....     4,396      3,227           --           --
                                            --------   --------    ---------    ---------
Net amount recognized.....................  $392,008   $342,331    $(226,018)   $(234,375)
                                            ========   ========    =========    =========

     Net periodic benefit cost (income) is as follows (in thousands):

                                      PENSION PLANS               POSTRETIREMENT BENEFITS
                             -------------------------------    ---------------------------
                               1998        1997       1996       1998      1997      1996
                             ---------   --------   --------    -------   -------   -------
Service cost...............  $  37,377   $ 33,164   $ 36,866    $ 3,052   $ 2,732   $ 3,190
Interest cost..............     49,367     47,287     47,552      7,909     8,204     9,361
Expected return on plan
  assets...................   (103,857)   (93,753)   (88,731)        --        --        --
Amortization of transition
  asset....................    (21,560)   (21,560)   (21,560)        --        --        --
Amortization of prior
  service cost.............        620        (44)       152     (6,992)   (6,992)   (7,368)
Recognized net actuarial
  loss (gain)..............        241        (47)     1,413     (5,446)   (3,218)   (1,028)
                             ---------   --------   --------    -------   -------   -------
Benefit cost (income)......    (37,812)   (34,953)   (24,308)    (1,477)      726     4,155
Curtailment gains..........     (8,898)        --         --       (327)       --        --
                             ---------   --------   --------    -------   -------   -------
Benefit cost (income) after
  curtailments.............  $ (46,710)  $(34,953)  $(24,308)   $(1,804)  $   726   $ 4,155
                             =========   ========   ========    =======   =======   =======

     Assumptions used in the actuarial computations were as follows:

                                            PENSION PLANS          POSTRETIREMENT BENEFITS
                                         --------------------      -----------------------
                                             DECEMBER 31                 DECEMBER 31
                                         --------------------      -----------------------
                                         1998    1997    1996      1998     1997     1996
                                         ----    ----    ----      -----    -----    -----
Discount rate..........................  6.75%   7.50%   8.00%     6.75%    7.50%    8.00%
Expected return on plan assets.........  9.75%   9.75%   9.75%      N/A      N/A      N/A
Rate of compensation increase..........  5.00%   5.00%   5.00%     5.00%    5.00%    5.00%

     At December 31, 1998, the health care trend rate of 8.5% was assumed to ratably decline to 4.25% by 2011 and remain at that level. The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. A change of 1% in the health care cost trend rate would have the following effects (in thousands):

                                                           1-PERCENTAGE-     1-PERCENTAGE-
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
Effect on total service and interest cost component......     $ 1,307           $ (1,319)
Effect on postretirement benefit obligation..............      13,579            (11,454)

     Benefits provided by the Employee Stock Option Plan (ESOP) are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the ESOP, with the maximum offset equal to the value of the benefits earned under the

                              TIMES MIRROR COMPANY
defined benefit plan. The fair value of the ESOP assets was $264,715,000 and $307,188,000 as of December 31, 1998 and 1997, respectively. At December 31, 1998, the ESOP held 3,148,000 shares of Series A common stock, and 1,507,000 shares of Series C common stock. The final contribution to the ESOP was in 1994 and the ESOP has been amended to discontinue contributions by the Company. There are no unallocated shares in the ESOP at December 31, 1998.

     Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1% to 15% of their basic compensation. The Company makes matching contributions equal to 50% of employee before-tax contributions from 1% to 6%. Employees may choose among eight investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $16,665,000, $19,151,000, and $16,867,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     A Voluntary Employee Beneficiary Association (VEBA) trust funds certain health care benefits. Funding of the VEBA is generally made on a pay-as-you-go-basis, which leaves minimal cash in the VEBA trust.

NOTE 16 -- LEASES

     Rental expense under operating leases was $41,627,000, $45,371,000 and $46,487,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Capital leases, contingent rentals and sublease income are not significant. The future net minimum lease payments as of December 31, 1998 for all noncancelable operating leases, excluding future obligations included in the restructuring liabilities on the consolidated balance sheets, are as follows (in thousands):

1999......................................................  $ 33,579
2000......................................................    28,618
2001......................................................    28,158
2002......................................................    25,361
2003......................................................    21,099
Later years...............................................    77,937
                                                            --------
          Total...........................................  $214,752
                                                            ========

NOTE 17 -- SEGMENT INFORMATION

     The Company has three reportable operating segments, Newspaper Publishing, Professional Information and Magazine Publishing. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes various information and other media, including aeronautical charts and flight information, sales and management training programs and consumer health information. The Magazine Publishing segment publishes special interest and trade magazines.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on several factors, of which the primary financial measure is segment operating profit. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted at market price. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

     Corporate and Other includes operations not directly related to the operating segments and general corporate activities including corporate overhead expenses, corporate investment income, interest expense on

                              TIMES MIRROR COMPANY
corporate debt and the activities of the Company's affiliates, Eagle New Media and Eagle Publishing. The Corporate and Other assets are principally comprised of cash and cash equivalents, marketable securities and other investments. Substantially all of the Company's investments accounted for under the equity method are in Corporate and Other.

     Financial data for the Company's segments is as follows (in thousands):

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
REVENUES
  Newspaper Publishing.........................  $2,308,178    $2,179,244    $2,074,692
  Professional Information.....................     437,729       432,866       410,398
  Magazine Publishing..........................     262,683       248,712       234,192
                                                 ----------    ----------    ----------
     Total reportable segments.................   3,008,590     2,860,822     2,719,282
  Corporate and Other..........................       1,198        21,845        56,938
  Intersegment Revenues........................        (703)         (650)         (400)
                                                 ----------    ----------    ----------
                                                 $3,009,085    $2,882,017    $2,775,820
                                                 ==========    ==========    ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing.........................  $  297,433    $  402,207    $  307,512
  Professional Information.....................       8,623        63,568        35,764
  Magazine Publishing..........................     (14,232)       18,309         8,753
                                                 ----------    ----------    ----------
     Total reportable segments.................     291,824       484,084       352,029
  Corporate and Other..........................     (79,261)      (84,897)      (61,097)
                                                 ----------    ----------    ----------
                                                 $  212,563    $  399,187    $  290,932
                                                 ==========    ==========    ==========
IDENTIFIABLE ASSETS
  Newspaper Publishing.........................  $1,999,880    $1,792,286    $1,836,158
  Professional Information.....................     344,636       392,852       328,775
  Magazine Publishing..........................     271,457       263,521       244,254
                                                 ----------    ----------    ----------
     Total reportable segments.................   2,615,973     2,448,659     2,409,187
  Corporate and Other..........................   1,602,333       362,239       453,781
  Discontinued Operations......................          --       427,722       364,036
                                                 ----------    ----------    ----------
                                                 $4,218,306    $3,238,620    $3,227,004
                                                 ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing.........................  $  116,116    $  106,919    $  104,743
  Professional Information.....................      18,947        18,880        17,340
  Magazine Publishing..........................       7,740         7,040         6,050
                                                 ----------    ----------    ----------
     Total reportable segments.................     142,803       132,839       128,133
  Corporate and Other..........................       4,467         3,457         2,990
                                                 ----------    ----------    ----------
                                                 $  147,270    $  136,296    $  131,123
                                                 ==========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing.........................  $  107,479    $   78,760    $   63,698
  Professional Information.....................      22,635        13,438        28,920
  Magazine Publishing..........................       1,651         2,243        10,849
                                                 ----------    ----------    ----------
     Total reportable segments.................     131,765        94,441       103,467
  Corporate and Other..........................       6,593        22,543         4,989
                                                 ----------    ----------    ----------
                                                 $  138,358    $  116,984    $  108,456
                                                 ==========    ==========    ==========

                              TIMES MIRROR COMPANY

---------------
(1) Includes restructuring, one-time and other charges as follows (in thousands):

                                                     1998          1997          1996
                                                   --------       -------       -------
Newspaper Publishing...........................    $116,388       $18,000            --
Professional Information.......................      69,510         8,656       $17,348
Magazine Publishing............................      29,072            --            --
                                                   --------       -------       -------
  Total reportable segments....................     214,970        26,656        17,348
Corporate and Other............................      17,021            --            --
                                                   --------       -------       -------
                                                   $231,991       $26,656       $17,348
                                                   ========       =======       =======

    The pre-tax charges in 1998 are comprised of restructuring and one-time charges of $200,806 and charges that did not qualify for accounting classification as restructuring charges of $31,185. Total restructuring, one-time and other charges in 1998 are $233,491, of which $1,500 is included in Other, net.

     Substantially all revenue and assets of the Company's reportable segments are attributed to or located in the United States. Non-U.S. revenues represent less than 3% of total revenues and are principally related to the Company's flight information business in Germany.

     Significant non-cash items excluding depreciation and amortization, were non-cash restructuring, one time and other charges in 1998 as follows (in thousands):

                                                              1998
                                                            --------
Newspaper Publishing......................................  $ 19,043
Professional Information..................................    61,447
Magazine Publishing.......................................    20,718
                                                            --------
  Total reportable segments...............................   101,208
Corporate and Other.......................................     6,055
                                                            --------
                                                            $107,263
                                                            ========

     A reconciliation of operating profit to income from continuing operations before income taxes is set forth in the Company's Consolidated Statements of Income on page 33.

     The Company does not have a single external customer who represents 10% or more of its revenue.

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

     The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information and health information operating units; (f) unfavorable foreign currency fluctuations; and (g) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

                              TIMES MIRROR COMPANY

NOTE 19 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations restated for discontinued operations (see Note 3) follows (in thousands except per share amounts):

                                                                  1998 QUARTERS ENDED
                                                      -------------------------------------------
                                                      MAR. 31    JUNE 30     SEPT. 30    DEC. 31
                                                      --------   --------   ----------   --------
    Revenues........................................  $714,130   $755,818   $  729,399   $809,738
    Costs and expenses:
      Cost of sales.................................   383,603    388,770      385,249    360,989
      Selling, general and administrative
         expenses...................................   240,580    242,199      260,400    333,926
      Restructuring and one-time charges............        --     39,697       80,012     81,097
                                                      --------   --------   ----------   --------
    Operating profit................................    89,947     85,152        3,738     33,726
    Interest expense, net...........................   (10,295)   (16,388)      (6,448)    (2,870)
    Equity income (loss)............................    (4,884)    (2,204)       1,223     (2,326)
    Other, net......................................     4,400     10,026        6,451     11,604
                                                      --------   --------   ----------   --------
    Income from continuing operations before income
      taxes.........................................    79,168     76,586        4,964     40,134
    Income tax provision............................    33,201     30,751       24,536     18,950
                                                      --------   --------   ----------   --------
    Income (loss) from continuing operations........    45,967     45,835      (19,572)    21,184
    Discontinued operations, net....................      (706)     3,366    1,096,121    225,143
                                                      --------   --------   ----------   --------
    Net income......................................  $ 45,261   $ 49,201   $1,076,549   $246,327
                                                      ========   ========   ==========   ========
    Basic earnings (loss) per share:
      Continuing operations.........................  $    .46   $    .46   $     (.30)  $    .20
      Discontinued operations.......................      (.01)       .04        13.01       2.85
                                                      --------   --------   ----------   --------
    Basic earnings per share........................  $    .45   $    .50   $    12.71   $   3.05
                                                      ========   ========   ==========   ========
    Diluted earnings (loss) per share:
      Continuing operations.........................  $    .45   $    .45   $     (.30)  $    .20
      Discontinued operations.......................      (.01)       .04        13.01       2.79
                                                      --------   --------   ----------   --------
    Diluted earnings per share......................  $    .44   $    .49   $    12.71   $   2.99
                                                      ========   ========   ==========   ========

                              TIMES MIRROR COMPANY

                                                                  1997 QUARTERS ENDED
                                                      -------------------------------------------
                                                      MAR. 31    JUNE 30     SEPT. 30    DEC. 31
                                                      --------   --------   ----------   --------
    Revenues........................................  $677,322   $714,237   $  699,067   $791,391
    Costs and expenses:
      Cost of sales.................................   352,892    359,046      368,139    396,271
      Selling, general and administrative
         expenses...................................   240,287    241,919      233,218    291,058
                                                      --------   --------   ----------   --------
    Operating profit................................    84,143    113,272       97,710    104,062
    Interest expense, net...........................    (6,785)    (7,522)     (11,058)   (13,842)
    Equity income (loss)............................      (974)      (160)         336     (1,080)
    Other, net......................................       104      1,256        3,192      3,211
                                                      --------   --------   ----------   --------
    Income from continuing operations before income
      taxes.........................................    76,488    106,846       90,180     92,351
    Income tax provision............................    32,978     44,991       36,118     30,878
                                                      --------   --------   ----------   --------
    Income from continuing operations...............    43,510     61,855       54,062     61,473
    Discontinued operations, net....................     1,723      4,131       12,862     10,696
                                                      --------   --------   ----------   --------
    Net income......................................  $ 45,233   $ 65,986   $   66,924   $ 72,169
                                                      ========   ========   ==========   ========
    Basic earnings per share:
      Continuing operations.........................  $    .35   $    .56   $      .50   $    .64
      Discontinued operations.......................       .02        .04          .14        .12
                                                      --------   --------   ----------   --------
    Basic earnings per share........................  $    .37   $    .60   $      .64   $    .76
                                                      ========   ========   ==========   ========
    Diluted earnings per share:
      Continuing operations.........................  $    .34   $    .54   $      .49   $    .62
      Discontinued operations.......................       .02        .04          .13        .11
                                                      --------   --------   ----------   --------
    Diluted earnings per share......................  $    .36   $    .58   $      .62   $    .73
                                                      ========   ========   ==========   ========

NOTE 20 -- COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are defendants in actions for matters arising out of their business operations. In addition, from time to time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

     To assure a long-term supply of newsprint for the Los Angeles Times, the Company has an agreement with a supplier to purchase specified quantities of newsprint at prevailing market prices. The specified quantities represent a majority of The Times' newsprint requirements.

NOTE 21 -- SUBSEQUENT EVENTS

     The Company signed a definitive agreement in January 1999 with Big Entertainment, Inc. to sell Hollywood Online, Inc., and its Web site, hollywood.com. Pursuant to the agreement, Big Entertainment, Inc. will issue newly-issued stock to the Company with a then current quoted market value of $31,000,000. Big Entertainment, Inc. also has the right, under certain circumstances, to pay up to $1,000,000 of the merger consideration in cash. The transaction is subject to customary regulatory and shareholder approval.

     In February 1999, Eagle New Media Investments, Inc. LLC, an investment affiliate of the Company, acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132,000,000.

                            THE TIMES MIRROR COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                                          CHARGED TO
                                             BALANCE AT    COSTS AND    CHARGED      DEDUCTIONS   BALANCE AT
                                             BEGINNING     EXPENSES     TO OTHER        FROM        END OF
                                             OF PERIOD    OR REVENUES   ACCOUNTS      RESERVES      PERIOD
                                             ----------   -----------   --------     ----------   ----------
Year ended 12/31/98
  Allowance for doubtful accounts..........   $31,511       $24,879      $1,348       $(24,563)    $33,175
  Allowance for returns....................    11,258        60,055         176        (59,676)     11,813
                                              -------       -------      ------       --------     -------
                                              $42,769       $84,934      $1,524(A)    $(84,239)    $44,988
                                              =======       =======      ======       ========     =======
Year ended 12/31/97
  Allowance for doubtful accounts..........   $28,825       $24,180      $  704       $(22,198)    $31,511
  Allowance for returns....................    13,796        53,935      (1,506)       (54,967)     11,258
                                              -------       -------      ------       --------     -------
                                              $42,621       $78,115      $ (802)(A)   $(77,165)    $42,769
                                              =======       =======      ======       ========     =======
Year ended 12/31/96
  Allowance for doubtful accounts..........   $24,475       $25,944      $  185       $(21,779)    $28,825
  Allowance for returns....................    12,125        58,919          --        (57,248)     13,796
                                              -------       -------      ------       --------     -------
                                              $36,600       $84,863      $  185       $(79,027)    $42,621
                                              =======       =======      ======       ========     =======

---------------
(A) Primarily allowances of businesses acquired and sold.

Note: A detailed schedule of restructuring liabilities has been provided in Note
      6 of the notes to consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's principal officers, including executive officers, are listed in Part I hereof. The information under the headings "Election of Directors," "Nominees for Directors," "Continuing Directors," "Certain Relationships and Related Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Ownership of Voting Securities" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules filed as part of this report:

        As listed in the Index to Financial Statements and Financial Statement Schedule on page 31 hereof.

     (a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index beginning on page 71 hereof.

     (b) Reports on Form 8-K:

        The Company filed a report on Form 8-K dated October 9, 1998 announcing the completion of the acquisition by Harcourt General, Inc. of the Company's health science publisher, Mosby, Inc.

        The Company filed a report on Form 8-K dated October 9, 1998 relating to the disposition of Mosby, Inc.

        The Company filed a report on Form 8-K dated December 21, 1998 announcing purchases of the Company's Series A Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By:      /s/ MARK H. WILLES
                                            ------------------------------------
                                                       Mark H. Willes
                                              Chairman of the Board, President
                                                and Chief Executive Officer
Dated: March 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ MARK H. WILLES                         Chairman of the Board,       March 4, 1999
-----------------------------------------------------     President, Chief Executive
                   Mark H. Willes                      Officer and Director (Principal
                                                              Executive Officer)

                 /s/ THOMAS UNTERMAN                     Executive Vice President and    March 4, 1999
-----------------------------------------------------      Chief Financial Officer
                   Thomas Unterman                         (Principal Financial and
                                                             Accounting Officer)

            /s/ GWENDOLYN GARLAND BABCOCK                          Director              March 4, 1999
-----------------------------------------------------
              Gwendolyn Garland Babcock

                 /s/ DONALD R. BEALL                               Director              March 4, 1999
-----------------------------------------------------
                   Donald R. Beall

                 /s/ JOHN E. BRYSON                                Director              March 4, 1999
-----------------------------------------------------
                   John E. Bryson

                 /s/ BRUCE CHANDLER                                Director              March 4, 1999
-----------------------------------------------------
                   Bruce Chandler

              /s/ CLAYTON W. FRYE, JR.                             Director              March 4, 1999
-----------------------------------------------------
                Clayton W. Frye, Jr.

                  /s/ ROGER GOODAN                                 Director              March 4, 1999
-----------------------------------------------------
                    Roger Goodan

                 /s/ SHERRY LANSING                                Director              March 4, 1999
-----------------------------------------------------
                   Sherry Lansing

                /s/ DAWN GOULD LEPORE                              Director              March 4, 1999
-----------------------------------------------------
                  Dawn Gould Lepore

             /s/ ALFRED E. OSBORNE, JR.                            Director              March 4, 1999
-----------------------------------------------------
               Alfred E. Osborne, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ ROBERT W. SCHULT                               Director              March 4, 1999
-----------------------------------------------------
                  Robert W. Schult

             /s/ WILLIAM STINEHART, JR.                            Director              March 4, 1999
-----------------------------------------------------
               William Stinehart, Jr.

              /s/ WARREN B. WILLIAMSON                             Director              March 4, 1999
-----------------------------------------------------
                Warren B. Williamson

                 /s/ EDWARD ZAPANTA                                Director              March 4, 1999
-----------------------------------------------------
                   Edward Zapanta

                                 EXHIBIT INDEX

     Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Times Mirror, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

    EXHIBIT
      NO.
    -------
     *2.1      Agreement and Plan of Merger by and among Times Mirror,
               Chandis Acquisition Corporation, Chandis Securities Company,
               and the shareholders of Chandis Securities Company, dated
               August 8, 1997 (Exhibit 2.1 to Times Mirror's Current Report
               on Form 8-K, dated August 8, 1997)
     *2.2      Contribution Agreement among Times Mirror, certain
               subsidiaries thereof, Chandler Trust No. 1 and Chandler
               Trust No. 2, dated August 8, 1997 (Exhibit 10.2 to Current
               Report on Form 8-K, dated August 8, 1997)
     *2.3      Amended and Restated Agreement and Plan of Merger, dated as of April 27, 1998, by and among Reed Elsevier U.S. Holdings
               Inc., Reed Elsevier Overseas BV, CBM Acquisition Parent Co.,
               CBM MergerSub Corp., Times Mirror, TMD, Inc. and Matthew
               Bender Company, Incorporated (Exhibit 2.1 to Times Mirror's
               Current Report on Form 8-K, dated July 31, 1998)
     *2.4      Partnership Interest Purchase Agreement, dated as of April
               26, 1998, by and among Times Mirror, Shepard's Inc., TM
               ShepCo, Inc., Reed Elsevier Inc. and Reed Books Inc.
               (Exhibit 2.2 to Times Mirror's Current Report on Form 8-K
               dated July 31, 1998)
     *2.5      Amended and Restated Agreement and Plan of Merger, dated as of October 8, 1998 by and among Harcourt Brace & Company,
               Mosby Parent Corp., Mosby Acquisition Corp., Times Mirror
               and Mosby, Inc. (Exhibit 2.1 to Times Mirror's Current
               Report on Form 8-K, dated October 9, 1998)
     *3.1      Restated Certificate of Incorporation of Times Mirror, as
               filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
               Statement on Form S-4 (File No. 33-87482))
     *3.2      Certificate of Amendment to Certificate of Incorporation of
               Times Mirror, as filed with the Secretary of State of the
               State of Delaware on February 1, 1995 (Exhibit to Times
               Mirror's Registration Statement on Form S-4 (File No.
               33-87482))
     *3.3      Certificate of Designations of Series C Common Stock, as
               filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
               Statement on Form S-4 (File No. 33-87482))
      3.4      Amended and Restated Bylaws of Times Mirror
     *3.5      Certificate of Designations of Series A Preferred Stock
               (Exhibit 3.5 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *3.6      Certificate of Designations of Series B Preferred Stock
               (Exhibit 3.6 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *3.7      Certificate of Designation of Series C-1 Preferred Stock
               (Exhibit 4.1 to Times Mirror's Current Report on Form 8-K,
               dated August 8, 1997)
     *3.8      Certificate of Designation of Series C-2 Preferred Stock
               (Exhibit 4.2 to Times Mirror's Current Report on Form 8-K,
               dated August 8, 1997)
     *4.1      Indenture by and between New TMC Inc. (subsequently changed to The Times Mirror Company) and Wells Fargo Bank (successor to First Interstate Bank of California), as Trustee for the
               7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023,
               dated January 30, 1995 (Exhibit 4.1 to Times Mirror's 1995
               Annual Report on Form 10-K)

    EXHIBIT
      NO.
    -------
     *4.2      Specimen Note for 7 1/4% Debenture due March 1, 2013 (New
               TMC Inc., subsequently changed to The Times Mirror Company)
               (Exhibit 4.2 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *4.3      Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC
               Inc., subsequently changed to The Times Mirror Company)
               (Exhibit 4.3 to Times Mirror's 1995 Annual Report on Form
               10-K)
     *4.4      Indenture dated March 19, 1996, by and between The Times
               Mirror Company and Citibank, N.A., as Trustee for the 4 1/4%
               PEPS due March 15, 2001 and the 7 1/4% Debentures due
               November 15, 2096 (Exhibit 4.1 to Times Mirror's Current
               Report on Form 8-K, dated March 19, 1996)
     *4.5      Officers' Certificate dated as of March 19, 1996
               establishing the terms of the PEPS and attaching the
               Specimen Certificate for the 4 1/4% PEPS due March 15, 2001
               and the Specimen Certificate of Global PEPS (Exhibit 4.2 to
               Times Mirror's Current Report on Form 8-K, dated March 19,
               1996)
     *4.6      Officers' Certificate dated November 13, 1996 establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to
               Times Mirror's Current Report on form 8-K, dated November
               13, 1996)
     *4.7      Indenture dated April 15, 1997 between Times Mirror and
               Citibank, N.A., as trustee (Exhibit 4.1 to Times Mirror's
               Current Report on Form 8-K, dated April 9, 1997)
     *4.8      Officer's Certificate dated September 9, 1997 establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to
               Times Mirror's Current Report on Form 8-K, dated September
               9, 1997)
    *10.1      Deferred Compensation Plan for Executives (Exhibit 10.1 to
               Times Mirror's 1994 Annual Report on Form 10-K)
    *10.2      1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
               definitive Proxy Statement, dated March 27, 1987)
    *10.3      1984 Executive Stock Option Plan (Exhibit A to Old Times
               Mirror's definitive Proxy Statement, dated April 23, 1984)
    *10.4      1988 Executive Stock Option Plan (Exhibit A to Old Times
               Mirror's Proxy Statement, dated March 30, 1988)
    *10.5      Deferral Plan for Directors' Fees (Exhibit 10.8 to Old Times
               Mirror's 1981 Annual Report on Form 10-K)
    *10.6      The Times Mirror Pension Plan for Directors, as Amended and
               Restated on March 5, 1987 (Exhibit 10.11 to Old Times
               Mirror's 1986 Annual Report on Form 10-K)
    *10.7      Deferred Compensation Plan for Non-Employee Directors
               (Exhibit 10.7 to Times Mirror's 1994 Annual Report on Form
               10-K)
    *10.8      Non-Employee Director Stock Option Plan (Appendix A to Old
               Times Mirror's definitive Proxy Statement, dated March 21,
               1994)
    *10.9      Agreement dated April 29, 1985 between Old Times Mirror and
               Otis Chandler (Exhibit 10.10 to Old Times Mirror's 1985
               Annual Report on Form 10-K)
    *10.10     Letter Agreement amended and restated as of August 28, 1995 between Times Mirror and Mark H. Willes (Exhibit 10.10 to
               Times Mirror's 1995 Annual Report on Form 10-K)
    *10.11     1992 Key Employee Long-Term Incentive Plan (Appendix A to
               Old Times Mirror's Proxy Statement, dated March 20, 1992)
    *10.12     1996 Management Incentive Plan (Exhibit 10.12 to Times
               Mirror's 1995 Annual Report on Form 10-K)

    EXHIBIT
      NO.
    -------
    *10.13     Non-Employee Directors Stock Plan (Exhibit 10.13 to Times
               Mirror's 1995 Annual Report on Form 10-K)
    *10.14     The Times Mirror Company Non-Employee Directors Stock Plan
               As Amended and Restated Effective January 1, 1997 (Exhibit
               10.14 to Times Mirror's 1996 Annual Report on Form 10-K)
    *10.15     The Times Mirror Company 1997 Directors Stock Option Plan
               (Exhibit 10.15 to Times Mirror's 1996 Annual Report on Form
               10-K)
    *10.16     Limited Liability Company Agreement of TMCT, LLC, dated
               August 8, 1997 (Exhibit 10.1 to Times Mirror's Current
               Report on Form 8-K, dated August 8, 1997)
    *10.17     Registration Rights Agreement by and among Times Mirror and the shareholders of Chandis Securities Company, dated August
               8, 1997 (Exhibit 10.3 to Times Mirror's Current Report on
               Form 8-K, dated August 8, 1997)
    *10.18     Lease Agreement between TMCT, LLC and Times Mirror, dated
               August 8, 1997 (Exhibit 10.4 to Times Mirror's Current
               Report on Form 8-K, dated August 8, 1997)
     11        Computation of Earnings Per Share
     12        Computation of Ratio of Earnings to Fixed Charges and Ratio
               of Earnings to Fixed Charges and Preferred Dividends
     21        Subsidiaries of the Registrant
     23        Consent of Ernst & Young LLP, Independent Auditors
     27        Financial Data Schedule