Form 10-Q
period 1999-03-31
TIMES MIRROR CO /NEW/
filed 1999-05-14
CIK 925260

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               Yes [X]     No [ ]

     Number of shares of Series A Common Stock outstanding at May 7, 1999:
46,799,726, excluding 18,237,864 shares held by subsidiaries of the Registrant; 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC; 14,560,402 shares held by Eagle New Media Investments, LLC and 3,405,685 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at May 7, 1999:
25,115,620.

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

                            THE TIMES MIRROR COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
REVENUES....................................................  $746,043    $714,130
COSTS AND EXPENSES:
  Cost of sales.............................................   408,955     383,603
  Selling, general and administrative expenses..............   244,350     240,580
                                                              --------    --------
                                                               653,305     624,183
OPERATING PROFIT............................................    92,738      89,947
Interest expense............................................   (21,364)    (15,521)
Interest income.............................................    13,582       5,226
Other, net..................................................       997        (484)
                                                              --------    --------
Income from continuing operations before income tax
  provision.................................................    85,953      79,168
Income tax provision........................................    37,140      33,201
                                                              --------    --------
Income from continuing operations...........................    48,813      45,967
Loss from discontinued operations, net of income tax
  benefit...................................................        --         706
                                                              --------    --------
NET INCOME..................................................    48,813      45,261
Preferred dividend requirements.............................     5,424       5,424
                                                              --------    --------
Earnings applicable to common shareholders..................  $ 43,389    $ 39,837
                                                              ========    ========
Basic earnings (loss) per share:
  Continuing operations.....................................  $   0.59    $   0.46
  Discontinued operations...................................        --       (0.01)
                                                              --------    --------
Basic earnings per share....................................  $   0.59    $   0.45
                                                              ========    ========
Diluted earnings (loss) per share:
  Continuing operations.....................................  $   0.58    $   0.45
  Discontinued operations...................................        --       (0.01)
                                                              --------    --------
Diluted earnings per share..................................  $   0.58    $   0.44
                                                              ========    ========
Weighted average shares outstanding:
  Basic.....................................................    73,076      88,335
                                                              ========    ========
  Diluted...................................................    77,434      90,740
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   883,438    $ 1,056,341
  Marketable securities.....................................       34,540         49,438
  Accounts receivable, less allowance for doubtful accounts
     and returns of $49,317 and $44,988.....................      362,644        368,740
  Inventories...............................................       44,690         39,282
  Deferred income taxes.....................................       43,704         44,012
  Prepaid expenses..........................................       47,598         32,763
  Other current assets......................................       20,584         38,683
                                                              -----------    -----------
          Total current assets..............................    1,437,198      1,629,259
Property, plant and equipment, net..........................      930,670        915,992
Goodwill, net...............................................      594,018        564,324
Other intangibles, net......................................      255,285        168,629
Deferred charges............................................      133,323        131,091
Equity investments..........................................      150,391        141,454
Prepaid pension costs.......................................      425,330        419,471
Investments and other assets................................      302,854        248,086
                                                              -----------    -----------
          Total assets......................................  $ 4,229,069    $ 4,218,306
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   184,754    $   194,224
  Short-term debt...........................................      432,027        312,610
  Employees' compensation...................................       82,724        102,204
  Unearned income...........................................      152,984        148,997
  Restructuring.............................................       53,289         98,789
  Net liabilities of discontinued operations................           --         11,605
  Other current liabilities.................................      128,939        105,063
                                                              -----------    -----------
          Total current liabilities.........................    1,034,717        973,492
Long-term debt..............................................      991,269        941,423
Deferred income taxes.......................................      345,139        374,679
Postretirement benefits.....................................      224,966        226,018
Unearned income.............................................       73,134         72,457
Other liabilities...........................................      260,120        265,224
                                                              -----------    -----------
          Total liabilities.................................    2,929,345      2,853,293
Common stock subject to put options.........................       39,740         22,560
Commitments and contingencies
Shareholders' equity
  Preferred stock, $1 par value; stated at liquidation
     value; convertible to Series A common stock:
     Series A: 900,000 shares authorized; 824,000 shares
      issued and outstanding................................      411,784        411,784
     Series C-1: 381,000 shares authorized, issued and
      outstanding...........................................      190,486        190,486
     Series C-2: 245,000 shares authorized, issued and
      outstanding...........................................      122,550        122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized; no shares issued or outstanding
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 86,943,000 and
      86,831,000 shares issued and outstanding..............       86,943         86,831
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding
     Series C: convertible to Series A common stock;
      300,000,000 shares authorized; 25,176,000 and
      25,258,000 shares issued and outstanding..............       25,176         25,258
  Additional paid-in capital................................    1,263,988      1,278,916
  Retained earnings.........................................    1,661,445      1,653,736
  Accumulated other comprehensive income....................       17,673         26,491
                                                              -----------    -----------
                                                                3,780,045      3,796,052
  Less treasury stock at cost:
     Series A common stock: 39,822,000 and 38,708,000 shares
      and Series A preferred stock: 735,000 shares..........   (2,520,061)    (2,453,599)
                                                              -----------    -----------
          Total shareholders' equity........................    1,259,984      1,342,453
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $ 4,229,069    $ 4,218,306
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities of continuing
     operations.............................................  $    4,667    $ 22,821
  Net cash provided by (used in) operating activities of
     discontinued
     operations.............................................      (2,356)     26,081
                                                              ----------    --------
          Net cash provided by operating activities.........       2,311      48,902
                                                              ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................    (138,710)     (8,487)
  Capital expenditures......................................     (36,392)    (23,588)
  Purchases of investments..................................     (25,420)     (3,400)
  Sale of marketable securities, net........................      14,898          --
  Proceeds from sales of assets.............................       9,144       5,253
  Notes receivable..........................................          --     (47,600)
  Other, net................................................      (1,280)    (11,921)
                                                              ----------    --------
     Net cash used in investing activities of continuing
      operations............................................    (177,760)    (89,743)
     Net cash used in investing activities of discontinued
      operations............................................          --      (9,281)
                                                              ----------    --------
          Net cash used in investing activities.............    (177,760)    (99,024)
                                                              ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds of commercial paper and short-term
     borrowings.............................................     119,482      82,684
  Proceeds from exercise of stock options...................      19,795      20,669
  Purchases of Times Mirror common stock....................     (94,639)       (320)
  Dividends paid............................................     (19,928)    (21,338)
  Exercise of put options, net of premiums received.........     (11,361)        627
  Principal repayments of other debt........................     (10,847)    (39,621)
  Other, net................................................          44         (30)
                                                              ----------    --------
          Net cash provided by financing activities.........       2,546      42,671
                                                              ----------    --------
Decreases in cash and cash equivalents......................    (172,903)     (7,451)
Cash and cash equivalents at beginning of year..............   1,056,341      48,659
                                                              ----------    --------
Cash and cash equivalents at end of period..................  $  883,438    $ 41,208
                                                              ==========    ========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 -- COMPREHENSIVE INCOME

     During the first quarters of 1999 and 1998, total comprehensive income amounted to $39,995,000 and $45,380,000, respectively. Comprehensive income for the 1999 first quarter differs from net income primarily due to reclassification adjustments for realized gains that are recognized in net income, which were previously included as part of comprehensive income.

NOTE 3 -- DISCONTINUED OPERATIONS

     During 1998, the Company completed the divestitures of Matthew Bender & Company, Incorporated, its 50% interest in the Shepard's joint venture and Mosby, Inc. Additionally, the Company determined that Apartment Search, Inc. would be discontinued in 1998 and subsequently sold the business on March 31, 1999. Prior year results for discontinued operations primarily include Matthew Bender & Company, Incorporated, the Shepard's joint venture, Mosby, Inc. and Apartment Search, Inc. The major components of cash flow for discontinued operations are as follows (in thousands):

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Loss from discontinued operations...........................  $    --     $  (706)
Depreciation and amortization...............................       --       4,949
Provision for deferred income taxes.........................       --      25,930
Other, net..................................................   (2,356)     (4,092)
                                                              -------     -------
  Net cash provided by (used in) operating activities of
     discontinued operations................................  $(2,356)    $26,081
                                                              =======     =======
Capitalization of product costs.............................  $    --     $(2,656)
Capital expenditures........................................       --      (2,005)
Other, net..................................................       --      (4,620)
                                                              -------     -------
  Net cash used in investing activities of discontinued
     operations.............................................  $    --     $(9,281)
                                                              =======     =======

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 4 -- RESTRUCTURING LIABILITY

     A summary of the activity in the restructuring liabilities is as follows (in thousands):

                                              1998            1996            1995
                                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                          -------------   -------------   -------------   --------
Balance at December 31, 1998............    $ 97,264          $ 19           $24,404      $121,687
  Cash payments.........................     (45,314)          (19)           (2,971)      (48,304)
                                            --------          ----           -------      --------
Balance at March 31, 1999...............    $ 51,950          $ --           $21,433      $ 73,383
                                            ========          ====           =======      ========

     During the quarter ended March 31, 1999, cash spent on restructuring efforts was primarily for severance payments of $26,500,000, contract termination costs of $17,010,000, and lease payments of $4,373,000. At March 31, 1999, the remaining liability for severance costs aggregated $27,331,000.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Restructuring -- current liabilities:
  1995 Restructuring........................................   $15,561      $ 16,464
  1996 Restructuring........................................        --            19
  1998 Restructuring........................................    37,728        82,306
Other liabilities:
  1995 Restructuring........................................     5,872         7,940
  1998 Restructuring........................................    14,222        14,958
                                                               -------      --------
                                                               $73,383      $121,687
                                                               =======      ========

     The current portion of restructuring is comprised primarily of severance and lease payments while the non-current portion is comprised primarily of contract termination payments and lease payments which will be paid over lease periods extending to 2010. The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments, if required. The net change in the restructuring liabilities as a result of these reviews was not significant.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- DEBT

     Debt consists of the following (dollars in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Short-term debt:
  Commercial paper at weighted average interest rates of
     4.9% and 5.3%..........................................  $292,940      $298,603
  Short-term borrowings at a weighted average interest rate
     of 5.0%................................................   125,000            --
  Current maturities of long-term debt......................     7,375         7,440
  Other notes payable at interest rates of 5.1% and 5.4%....     6,712         6,567
                                                              --------      --------
     Total short-term debt..................................  $432,027      $312,610
                                                              ========      ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $97 and $98....................  $249,903      $249,902
  4.75% Liquid Yield Option Notes due April 15, 2017, net of
     unamortized discount of $285,638 and $288,129..........   214,362       211,871
  7 1/4% Debentures due March 1, 2013.......................   148,215       148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $558 and $559..................   147,442       147,441
  7 1/2% Debentures due July 1, 2023........................    98,750        98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $156,128 and $158,080,
     with an effective interest rate of 4.3%................    45,206        47,088
  4 1/4% PEPS due March 15, 2001; 803,100 and 863,100
     securities stated at current maturity value............    94,766        45,596
                                                              --------      --------
                                                               998,644       948,863
  Less current maturities...................................    (7,375)       (7,440)
                                                              --------      --------
     Total long-term debt...................................  $991,269      $941,423
                                                              ========      ========

     Interest rate swaps outstanding at March 31, 1999 converted the weighted average interest rate on the 7 1/4% Debentures due November 15, 2096, the 6.61% Debentures, the 7 1/2% Debentures and the Liquid Yield Option Notes (LYONS(TM)) from 6.3% to 5.3% for the quarter ended March 31, 1999.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of America Online, Inc. (AOL), which acquired Netscape Communications Corporation in the 1999 first quarter. The amount payable at maturity is determined by reference to the fair market value of the AOL stock. Changes in the current maturity value of the PEPS are included in accumulated other comprehensive income, net of applicable income taxes. At March 31, 1999, the fair market value of the PEPS was $118.00 per security reflecting an increase in the value of the underlying securities and, accordingly, resulted in a higher carrying value of the PEPS. During the quarter ended March 31, 1999, the Company sold 54,000 shares of AOL stock and purchased a proportionate share of its PEPS in the open market for a total pre-tax gain of $3,110,000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Earnings:
  Income from continuing operations.........................  $48,813    $45,967
  Preferred stock dividends.................................   (5,424)    (5,424)
                                                              -------    -------
  Earnings applicable to common shareholders for basic
     earnings per share.....................................   43,389     40,543
  LYONs interest expense, net of tax........................    1,476         --
                                                              -------    -------
  Earnings applicable to common shareholders for diluted
     earnings per
     share..................................................  $44,865    $40,543
                                                              =======    =======
Shares:
  Weighted average shares for basic earnings per share......   73,076     88,335
  Effect of convertible securities:
     Stock options..........................................    1,444      2,405
     LYONs convertible debt.................................    2,914         --
                                                              -------    -------
                                                                4,358      2,405
                                                              -------    -------
  Adjusted weighted average shares and assumed conversions
     for diluted earnings per share.........................   77,434     90,740
                                                              =======    =======
  Basic earnings per share from continuing operations.......  $   .59    $   .46
                                                              =======    =======
  Diluted earnings per share from continuing operations.....  $   .58    $   .45
                                                              =======    =======

     The Company has convertible securities that are not included in the calculation of diluted earnings per share because the effects are antidilutive.

     Cash dividends of $.20 and $.18 per share of common stock were declared for the quarters ended March 31, 1999 and 1998, respectively.

NOTE 7 -- CAPITAL STOCK AND STOCK PURCHASE PROGRAM

     The Company's stock purchase program, which includes the issuance of put options from time to time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Share purchases of the Company's Series A common shares continued in the first quarter of 1999 through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media Investments, LLC (Eagle New Media), an investment affiliate of the Company. The Company and Eagle New Media purchased 1,784,000 shares of its Series A common stock during the quarter ended March 31, 1999, which more than offset shares issued as a result of the exercise of stock options.

     At March 31, 1999, the Company had 700,000 put options outstanding with an average strike price of approximately $56.65. The put options, which have various expiration dates primarily in the second quarter of 1999, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 8 -- STOCK OPTIONS

     During the quarter ended March 31, 1999, the Company issued 666,000 shares of its common stock as a result of the exercise of stock options.

     The Company has various stock option plans under which options may be granted to key employees to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. During the 1999 first quarter, the Company granted 2,276,000 options under these plans. The Company also granted each eligible employee 100 stock options on March 1, 1999. This grant resulted in the issuance of approximately 1,700,000 stock options at an option price of $56.3125, which was equal to fair value at the date of grant. These options will be fully vested on March 1, 2002 for employees still employed by the Company at that date.

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

     The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information and health information operating units; (f) unfavorable foreign currency fluctuations; (g) material changes in tax liability due to unfavorable reviews by taxing authorities; (h) the inability of the Company, its vendors, suppliers or other third parties with which the Company interacts to resolve the Year 2000 issue in a timely manner; and (i) a general economic downturn resulting in decreased professional or corporate spending on discretionary items such as information or training and in decreased consumer spending on discretionary items such as magazines or newspapers.

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

NOTE 11 -- ACQUISITION AND DISPOSITIONS

     On February 12, 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132,000,000. The acquisition was accounted for by the purchase method with the results of operations included in the Company's financial statements from the date of acquisition. The purchase price has been allocated primarily to goodwill and other intangible assets based on a preliminary valuation of Newport Media. Pro forma results for the quarters ended March 31, 1999 and 1998, assuming the acquisition occurred on January 1 of the respective year, would not be materially different from the results reported.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The Company signed a definitive agreement on January 10, 1999, to merge Hollywood Online, Inc., and its Web site, hollywood.com into Big Entertainment, Inc., in exchange for newly-issued restricted stock of Big Entertainment at a value to be determined as of the closing date of the merger. This merger is expected to be completed in the second quarter of 1999. Additionally, the Company completed the sale of Apartment Search, Inc. on March 31, 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal was recorded in the third quarter of 1998.

NOTE 12 -- SEGMENT INFORMATION

     Financial data for the Company's segments is as follows (in thousands):

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
REVENUES
  Newspaper Publishing......................................  $573,546    $542,921
  Professional Information..................................   103,211     105,734
  Magazine Publishing.......................................    68,839      65,645
                                                              --------    --------
          Total Reportable Segments.........................   745,596     714,300
  Corporate and Other.......................................       525         201
  Intersegment Revenues.....................................       (78)       (371)
                                                              --------    --------
                                                              $746,043    $714,130
                                                              ========    ========
OPERATING PROFIT (LOSS)
  Newspaper Publishing......................................  $ 91,672    $ 90,154
  Professional Information..................................    16,170      16,958
  Magazine Publishing.......................................         3        (223)
                                                              --------    --------
          Total Reportable Segments.........................   107,845     106,889
  Corporate and Other.......................................   (15,107)    (16,942)
                                                              --------    --------
                                                              $ 92,738    $ 89,947
                                                              ========    ========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing......................................  $ 31,632    $ 28,965
  Professional Information..................................     4,146       5,019
  Magazine Publishing.......................................     1,992       1,945
                                                              --------    --------
          Total Reportable Segments.........................    37,770      35,929
  Corporate and Other.......................................     1,161       1,054
                                                              --------    --------
                                                              $ 38,931    $ 36,983
                                                              ========    ========
CAPITAL EXPENDITURES
  Newspaper Publishing......................................  $ 30,046    $ 17,232
  Professional Information..................................     3,662       3,982
  Magazine Publishing.......................................       846         433
                                                              --------    --------
          Total Reportable Segments.........................    34,554      21,647
  Corporate and Other.......................................     1,838       1,941
                                                              --------    --------
                                                              $ 36,392    $ 23,588
                                                              ========    ========

     A reconciliation of operating profit to income from continuing operations before income taxes is set forth in the Company's Condensed Consolidated Statements of Income on page 3.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     Identifiable assets of the Company's segments are as follows (in thousands):

                                                             MARCH 31,     DECEMBER 31,
                                                                1999           1998
                                                             ----------    ------------
Newspaper Publishing.......................................  $2,162,265     $1,999,880
Professional Information...................................     328,822        344,636
Magazine Publishing........................................     278,511        271,457
                                                             ----------     ----------
          Total Reportable Segments........................   2,769,598      2,615,973
Corporate and Other........................................   1,459,471      1,602,333
                                                             ----------     ----------
                                                             $4,229,069     $4,218,306
                                                             ==========     ==========

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                                       FIRST QUARTER ENDED MARCH 31,
                                                       ------------------------------
                                                         1999        1998      CHANGE
                                                       --------    --------    ------
Revenues.............................................  $746,043    $714,130       4.5%
Operating profit.....................................    92,738      89,947       3.1
Interest expense, net................................     7,782      10,295     (24.4)
Other, net...........................................       997        (484)   (100.0)+
Income from continuing operations....................    48,813      45,967       6.2
Loss from discontinued operations, net of income tax
  benefit............................................        --         706     100.0+
Net income...........................................    48,813      45,261       7.8
Preferred dividend requirements......................     5,424       5,424        --
Earnings applicable to common shareholders...........  $ 43,389    $ 39,837       8.9
Basic earnings (loss) per share:
  Continuing operations..............................  $   0.59    $   0.46      28.3
  Discontinued operations............................        --       (0.01)   (100.0)+
                                                       --------    --------
Basic earnings per share.............................  $   0.59    $   0.45      31.1
                                                       ========    ========
Diluted earnings (loss) per share:
  Continuing operations..............................  $   0.58    $   0.45      28.9
  Discontinued operations............................        --       (0.01)   (100.0)+
                                                       --------    --------
Diluted earnings per share...........................  $   0.58    $   0.44      31.8
                                                       ========    ========
Weighted average shares:
  Basic..............................................    73,076      88,335     (17.3)
                                                       ========    ========
  Diluted............................................    77,434      90,740     (14.7)
                                                       ========    ========

     Revenues for the 1999 first quarter rose compared to the prior year first quarter due primarily to higher advertising revenues in the Newspaper and Magazine Publishing segments, including the effects of acquisitions.

     Operating profit for the 1999 first quarter was higher compared to the 1998 first quarter, reflecting a modest increase in the Newspaper Publishing segment and lower Corporate and Other expenses, partially offset by a decrease in operating profit in the Professional Information segment. The 1999 first quarter operating profit was affected by lower pension income as a result of a $4.5 million reduction in the amortization of the transition asset.

     Earnings per share for the first quarter of 1999 increased compared to the first quarter of 1998 due to a reduction in the weighted average number of shares outstanding, higher operating profit and lower net interest expense.

     Net interest expense declined for the first quarter of 1999 compared to the prior year first quarter due to an increase in interest income resulting from investment activity of the Company's affiliated limited liability companies. Higher interest income more than offset a rise in interest expense primarily due to higher debt levels for share purchases and prior year acquisitions.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ANALYSIS BY SEGMENT

  NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                        FIRST QUARTER ENDED MARCH 31,
                                                        ------------------------------
                                                          1999        1998      CHANGE
                                                        --------    --------    ------
Revenues
  Advertising.........................................  $455,851    $424,353      7.4%
  Circulation.........................................   105,505     106,853     (1.3)
  Other...............................................    12,190      11,715      4.1
                                                        --------    --------
                                                        $573,546    $542,921      5.6%
                                                        ========    ========
Operating profit......................................  $ 91,672    $ 90,154      1.7%
                                                        ========    ========

     Newspaper Publishing operating profit increased in the 1999 first quarter compared to the prior year first quarter due largely to strong gains at the Company's Eastern newspapers, including the effects of acquisitions. Double-digit operating profit gains at Newsday and The Baltimore Sun more than offset a small expected decline in operating profit at the Los Angeles Times, where all the expected annual expense reductions contemplated in the 1998 restructuring program have not yet been realized.

     Newspaper Publishing revenues rose in the 1999 first quarter compared to the 1998 first quarter reflecting the additions of the Recycler, acquired in April 1998; Newport Media, Inc., acquired in February 1999; and ValuMail, acquired in March 1999. Excluding acquisitions, revenues in the 1999 first quarter rose 2.0%, with Eastern newspapers up 2.8% and The Times up 1.1% from the prior year's quarter. Advertising revenues increased in the 1999 first quarter compared to the prior year first quarter, led by the Eastern newspapers. Excluding acquisitions, 1999 first quarter advertising revenues rose 3.3%, with Eastern newspapers up 4.3% and The Times up 2.3%. For The Times, growth in national advertising as well as real estate and automotive classified advertising helped offset continued weakness in the classified help-wanted category.

     The Newspaper Publishing segment achieved steady improvements in both average daily and Sunday circulations at the Company's largest newspapers, according to the six-month period ended March 31, 1999 publisher's statements to the Audit Bureau of Circulations. Circulation revenue, however, declined slightly as marketing strategies involving pricing and promotional discounts, largely at The Times, helped stimulate circulation volume gains but resulted in lower overall circulation revenues. Excluding acquisitions, circulation revenues declined 3.2% for the first quarter of 1999 compared to the first quarter of 1998.

     Newsprint expense for the 1999 first quarter remained level with the prior year first quarter as price declines offset consumption increases due to higher circulation and advertising volume. Additionally, newsprint expense was only partially affected by newsprint price declines due to the Company's use of newsprint hedging contracts. For the remainder of 1999, increases in newsprint consumption from higher circulation and advertising volume are expected to be modestly offset by less consumption due to the conversion of The Times printing presses from a 54-inch newsprint web to a 50-inch newsprint web. The Times will convert its printing presses throughout the year, which is expected to reduce its newsprint consumption by as much as 7.0% on an annual basis. Including the effects of acquisitions, other expenses for the segment were up 8.1%. Excluding newsprint and acquisitions, other expenses for the segment rose 3.1%, due in part to higher benefit costs and increased information technology expense.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                                       FIRST QUARTER ENDED MARCH 31,
                                                       ------------------------------
                                                         1999        1998      CHANGE
                                                       --------    --------    ------
Revenues.............................................  $103,211    $105,734      (2.4)%
                                                       ========    ========
Operating profit.....................................  $ 16,170    $ 16,958      (4.6)%
                                                       ========    ========

     Professional Information's results declined in the 1999 first quarter largely due to lower revenues and reduced profitability at AchieveGlobal, the Company's training business, which were partially offset by outstanding performance at Jeppesen Sanderson, the Company's flight information business. At StayWell, the Company's health improvement business, operating profit was essentially flat with the prior year's first quarter.

  MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit (loss) were as follows (dollars in thousands):

                                                       FIRST QUARTER ENDED MARCH 31,
                                                       ------------------------------
                                                         1999        1998      CHANGE
                                                       --------    --------    ------
Revenues.............................................  $ 68,839    $ 65,645       4.9%
                                                       ========    ========
Operating profit (loss)..............................  $      3    $   (223)   (100.0+)%
                                                       ========    ========

     Magazine Publishing achieved advertising revenue gains at most of the magazines in the first quarter of 1999. The acquisition of Senior Golfer in October 1998 and the special publication of The Best Things in Golf, also contributed to higher revenues. The Magazine Publishing segment's first quarter operating profit improved slightly to break-even compared to the prior year's modest first quarter operating loss. In the 1999 first quarter, the segment incurred expenses related to two new publications, Outdoor Explorer and TransWorld SURF, in addition to ongoing investments in the relaunch of The Sporting News and Today's Homeowner.

  CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                                                       FIRST QUARTER ENDED MARCH 31,
                                                       ------------------------------
                                                         1999        1998      CHANGE
                                                       --------    --------    ------
Revenues.............................................  $    525    $    201     100.0+%
                                                       ========    ========
Operating loss.......................................  $(15,107)   $(16,942)    (10.8)%
                                                       ========    ========

     Operating loss for the 1999 first quarter decreased from the 1998 first quarter due primarily to lower employee related costs.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING LIABILITY

     A summary of the activity in restructuring liabilities is as follows (in thousands):

                                                         BALANCE    1999 CASH   BALANCE
                      DESCRIPTION                        12/31/98   PAYMENTS    3/31/99
                      -----------                        --------   ---------   -------
1998 Restructuring:
  Termination benefits.................................  $52,114    $(26,352)   $25,762
  Contract terminations................................   31,264     (17,010)    14,254
  Lease termination costs..............................    8,192      (1,763)     6,429
  Technology asset costs...............................      671        (151)       520
  Business exit and other costs........................    5,023         (38)     4,985
                                                         -------    --------    -------
          Total........................................  $97,264    $(45,314)   $51,950
                                                         =======    ========    =======
1995 Restructuring.....................................  $24,404    $ (2,971)   $21,433
                                                         =======    ========    =======

     The remaining 1998 restructuring liability is expected to be substantially paid by the end of 1999. Annual expense reductions resulting from the 1998 restructuring program are in line with management's expectations. The 1995 restructuring liability relates primarily to lease payments on unoccupied properties. The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring programs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Proceeds from borrowings have been used primarily to fund capital expenditures and share purchases. At March 31, 1999, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program that is available for short-term cash requirements. The Company had $292.9 million and $278.5 million of commercial paper outstanding at March 31, 1999 and May 7, 1999, respectively. Additionally, the Company has a shelf registration statement for $300.0 million of securities which has not been utilized.

     The Company also has an uncommitted bank line of credit, which provides for unsecured borrowings up to $250.0 million, of which $125.0 million was outstanding at March 31, 1999. At May 7, 1999, borrowings outstanding under this line of credit remained unchanged from March 31, 1999.

  ACQUISITION AND DISPOSITIONS

     On February 12, 1999, Eagle New Media Investments, LLC (Eagle New Media), an investment affiliate of the Company, acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas for approximately $132.0 million.

     The Company signed a definitive agreement on January 10, 1999, to merge Hollywood Online, Inc., and its Web site, hollywood.com into Big Entertainment, Inc., in exchange for newly-issued restricted stock of Big Entertainment at a value to be determined as of the closing date of the merger. This merger is expected to be completed in the second quarter of 1999. Additionally, the Company completed the sale of Apartment Search, Inc. on March 31, 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal was recorded in the third quarter of 1998.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  COMMON SHARE PURCHASES

     Share purchases of the Company's Series A common shares continued in the first quarter of 1999 through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media. The Company and Eagle New Media purchased 1.8 million shares of its Series A common stock during the quarter ended March 31, 1999, which more than offset 0.7 million shares issued as a result of the exercise of stock options.

     The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Purchases by the Company and its affiliates are expected to be made during the next two years in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. As of March 31, 1999, the Company and its affiliates are authorized to purchase 5.3 million shares of Series A common stock. On a consolidated basis for financial reporting purposes, the number of shares of common stock outstanding totaled
72.3 million at March 31, 1999 compared with 88.7 million at March 31, 1998.

  CASH FLOW

     The following table sets forth certain items from the Condensed Consolidated Statements of Cash Flows (in thousands):

                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Net cash provided by operating activities of continuing
  operations................................................  $   4,667    $ 22,821
Acquisitions, net of cash acquired..........................   (138,710)     (8,487)
Capital expenditures........................................    (36,392)    (23,588)
Purchase of Times Mirror common stock, including exercise of
  put options, net of premiums received.....................   (106,000)        307
Net issuance of commercial paper and short-term
  borrowings................................................    119,482      82,684

     Cash generated by operating activities of continuing operations for the first quarter of 1999 was lower compared to the first quarter of 1998 due primarily to restructuring payments which were accrued in 1998.

     On February 12, 1999, Eagle New Media acquired Newport Media, Inc. for approximately $132.0 million.

     Capital expenditures for the first quarter of 1999 were higher compared to the same period in 1998 due primarily to the Company's continuing investments for future growth which included facility renovations within the Newspaper Publishing segment and commencement of a conversion project to a 50-inch web at The Times. Additionally, the Company increased capital spending related to information technology projects, including Year 2000 requirements. Capital expenditures are currently expected to reach approximately $200.0 million for 1999.

     Total debt at March 31, 1999 rose to $1.42 billion from $1.25 billion at December 31, 1998 due primarily to short-term borrowings.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000

     As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing significant portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of March 31, 1999, the Company estimates its progress toward completion of its Year 2000 remediation plan as follows:

                                             PERCENT COMPLETE AS OF        TARGETED DATE FOR
               PROJECT PHASE                     MARCH 31, 1999          SUBSTANTIAL COMPLETION
               -------------                 ----------------------      ----------------------
Inventory..................................            99%               March 1999
Assessment/Planning........................            96%               March 1999
Remediation................................            86%               June 1999
Testing....................................            61%               September 1999
Contingency Planning.......................            59%               September 1999

     To date, the Company has incurred costs of $24.2 million for the Year 2000 project, of which $18.6 million was capitalized and $5.6 million was expensed. These costs include 1999 first quarter capital expenditures of $1.7 million and expenses of $1.3 million. Total project costs are estimated to be $46.2 million, excluding internal costs for employees working on the project. Except as noted above, management's assessment of the status of the Year 2000 project and its contingency plans are unchanged from that described in the Company's 1998 Annual Report on Form 10-K.

     The Company's plans to address the Year 2000 issue are based on management's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from these plans. These uncertainties include, but are not limited to, the success of the Company in identifying systems that are not Year 2000 ready; the nature and amount of programming required to upgrade or replace each of the affected systems; the availability, rate and magnitude of related labor and consulting costs; and the success of vendors, suppliers and other third parties with which the Company interacts in addressing the Year 2000 issue. If the Company, its vendors, suppliers or such other parties are unable to resolve the Year 2000 issue on schedule, the Company may not be able to prepare and distribute its publications or provide its services in a timely manner, which may have a material adverse effect on the Company's results of operations.

DIVIDENDS

     Cash dividends of $.20 and $.18 per share of common stock were declared for the quarters ended March 31, 1999 and 1998, respectively. In February 1999, the Board of Directors approved an increase in quarterly cash dividends to $.20 per share for an annualized rate of $.80 per share, representing the fourth consecutive year of dividend increases for common shareholders.

FORWARD-LOOKING STATEMENTS

     Certain statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and related to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The term "expect," "anticipate," and "intend" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements and could be adversely affected by a number of factors. Some of these factors are described in Note 9 to the Condensed Consolidated Financial Statements. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                            THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     No material legal proceedings are pending.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

        27. Financial Data Schedule.

     (b) No reports on Form 8-K were filed for the quarter ended March 31, 1999.

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

Date: May 14, 1999