Form 10-Q
period 1999-06-30
TIMES MIRROR CO /NEW/
filed 1999-08-06
CIK 925260

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
           STATE OF INCORPORATION                        I.R.S. EMPLOYER I.D. NO.

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

                              Yes  [X]     No  [ ]

     Number of shares of Series A Common Stock outstanding at July 30, 1999:
46,844,505, excluding 18,237,864 shares held by subsidiaries of the Registrant and 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC 14,813,426 shares held by Eagle New Media Investments, LLC and 3,148,705 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at July 30, 1999:
25,074,794.

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

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------    ------------------------
                                                 1999        1998         1999          1998
                                               --------    --------    ----------    ----------
REVENUES.....................................  $801,272    $755,818    $1,547,315    $1,469,948
COSTS AND EXPENSES:
  Cost of sales..............................   435,860     388,770       844,815       772,373
  Selling, general and administrative
     expenses................................   230,063     242,199       474,413       482,779
  Restructuring and one-time charges.........        --      39,697            --        39,697
                                               --------    --------    ----------    ----------
                                                665,923     670,666     1,319,228     1,294,849
                                               --------    --------    ----------    ----------
OPERATING PROFIT.............................   135,349      85,152       228,087       175,099
Interest expense.............................   (22,346)    (18,839)      (43,710)      (34,360)
Interest income..............................    10,535       2,451        24,117         7,677
Other, net...................................    20,917       7,822        21,914         7,338
                                               --------    --------    ----------    ----------
Income from continuing operations before
  income tax provision.......................   144,455      76,586       230,408       155,754
Income tax provision.........................    59,141      30,751        96,281        63,952
                                               --------    --------    ----------    ----------
Income from continuing operations............    85,314      45,835       134,127        91,802
Income from discontinued operations, net of
  income taxes...............................        --       3,366            --         2,660
                                               --------    --------    ----------    ----------
NET INCOME...................................    85,314      49,201       134,127        94,462
Preferred dividend requirements..............     5,424       5,424        10,848        10,848
                                               --------    --------    ----------    ----------
Earnings applicable to common shareholders...  $ 79,890    $ 43,777    $  123,279    $   83,614
                                               ========    ========    ==========    ==========

Basic earnings per common share:
  Continuing operations......................  $   1.11    $    .46    $     1.70    $      .92
  Discontinued operations....................        --         .04            --           .03
                                               --------    --------    ----------    ----------
Basic earnings per share.....................  $   1.11    $    .50    $     1.70    $      .95
                                               ========    ========    ==========    ==========

Diluted earnings per common share:
  Continuing operations......................  $   1.05    $    .45    $     1.64    $      .89
  Discontinued operations....................        --         .04            --           .03
                                               --------    --------    ----------    ----------
Diluted earnings per share...................  $   1.05    $    .49    $     1.64    $      .92
                                               ========    ========    ==========    ==========

Weighted average shares:
  Basic......................................    71,970      87,844        72,520        88,088
                                               ========    ========    ==========    ==========
  Diluted....................................    82,128      90,277        76,972        90,507
                                               ========    ========    ==========    ==========
Dividends declared per common share..........  $    .20    $    .18    $      .40    $      .36
                                               ========    ========    ==========    ==========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  812,697      $1,056,341
  Marketable securities.....................................      34,540          49,438
  Accounts receivable, less allowance for doubtful accounts
     and returns of $46,118 and $44,988.....................     362,077         368,740
  Inventories...............................................      49,234          39,282
  Deferred income taxes.....................................      44,958          44,012
  Prepaid expenses..........................................      40,439          32,763
  Other current assets......................................      17,780          38,683
                                                              ----------      ----------
          Total current assets..............................   1,361,725       1,629,259

Property, plant and equipment, net of accumulated
  depreciation and amortization of $1,027,170 and
  $976,175..................................................     934,553         915,992
Goodwill, net of accumulated amortization of $139,847 and
  $131,170..................................................     665,376         564,324
Other intangibles, net of accumulated amortization of
  $74,824 and $66,246.......................................     253,959         168,629
Investments.................................................     306,501         270,818
Prepaid pension costs.......................................     431,959         419,471
Other assets................................................     269,070         249,813
                                                              ----------      ----------
          Total assets......................................  $4,223,143      $4,218,306
                                                              ==========      ==========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   171,323   $   194,224
  Short-term debt...........................................      372,877       312,610
  Other current liabilities.................................      391,688       466,658
                                                              -----------   -----------
          Total current liabilities.........................      935,888       973,492
Long-term debt..............................................      956,108       941,423
Deferred income taxes.......................................      418,742       374,679
Postretirement benefits.....................................      223,825       226,018
Other liabilities...........................................      371,203       337,681
                                                              -----------   -----------
          Total liabilities.................................    2,905,766     2,853,293
Common stock subject to put options.........................        8,455        22,560
Commitments and contingencies
SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value; stated at liquidation
     value; convertible to Series A common stock:
       Series A: 900,000 shares authorized; 824,000 shares
        issued and outstanding..............................      411,784       411,784
       Series C-1: 381,000 shares authorized, issued and
        outstanding.........................................      190,486       190,486
       Series C-2: 245,000 shares authorized, issued and
        outstanding.........................................      122,550       122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized; no shares issued or outstanding
  Common stock, $1 par value:
       Series A: 500,000,000 shares authorized; 87,033,000
        and 86,831,000 shares issued and outstanding........       87,033        86,831
       Series B: 100,000,000 shares authorized; no shares
        issued or outstanding
       Series C: Convertible to Series A common stock;
        300,000,000 shares authorized; 25,087,000 and
        25,258,000 shares issued and outstanding............       25,087        25,258
  Additional paid-in capital................................    1,295,657     1,278,916
  Retained earnings.........................................    1,709,217     1,653,736
  Accumulated other comprehensive income....................        9,662        26,491
  Less treasury stock at cost:
     Series A common stock: 40,242,000 and 38,708,000 shares
      and Series A preferred stock: 735,000 shares..........   (2,542,554)   (2,453,599)
                                                              -----------   -----------
          Total shareholders' equity........................    1,308,922     1,342,453
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $ 4,223,143   $ 4,218,306
                                                              ===========   ===========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                YEAR TO DATE ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities of continuing
     operations.............................................  $  133,665    $  88,658
  Net cash provided by (used in) operating activities of
     discontinued operations................................      (2,356)      35,600
                                                              ----------    ---------
          Net cash provided by operating activities.........     131,309      124,258
                                                              ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................    (154,610)    (192,850)
  Capital expenditures......................................     (80,679)     (56,295)
  Purchases of investments..................................     (50,996)     (24,679)
  Proceeds from sales of assets.............................      20,945       19,259
  Sale of marketable securities, net........................      14,898           --
  Decreases (increases) in notes receivable.................      12,500      (67,858)
  Other, net................................................      (3,455)     (14,172)
                                                              ----------    ---------
     Net cash used in investing activities of continuing
      operations............................................    (241,397)    (336,595)
     Net cash used in investing activities of discontinued
      operations............................................          --      (15,322)
                                                              ----------    ---------
          Net cash used in investing activities.............    (241,397)    (351,917)
                                                              ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of Times Mirror common stock....................    (152,689)    (130,565)
  Dividends paid............................................     (39,717)     (42,389)
  Principal repayments of debt..............................     (27,950)     (46,654)
  Exercise of put options, net of premiums received.........     (16,839)       1,347
  Net proceeds of commercial paper and short-term
     borrowings.............................................      60,402      434,055
  Proceeds from exercise of stock options...................      43,197       27,412
  Other, net................................................          40          (87)
                                                              ----------    ---------
          Net cash provided by (used in) financing
            activities......................................    (133,556)     243,119
                                                              ----------    ---------
Increase (decrease) in cash and cash equivalents............    (243,644)      15,460
Cash and cash equivalents at beginning of year..............   1,056,341       48,659
                                                              ----------    ---------
Cash and cash equivalents at end of period..................  $  812,697    $  64,119
                                                              ==========    =========
NONCASH INVESTING ACTIVITIES
  Liabilities assumed in connection with acquisitions.......  $   49,310    $   8,087
  Stock and notes receivable received from divestiture......  $   31,502    $      --

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For financial reporting purposes, the condensed consolidated financial statements include the accounts of the Company's affiliated limited liability companies, Eagle New Media Investments, LLC (Eagle New Media) and Eagle Publishing Investments, LLC (Eagle Publishing).

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

NOTE 2 -- COMPREHENSIVE INCOME

     Total comprehensive income amounted to $77,303,000 and $47,977,000 for the second quarters of 1999 and 1998, respectively, and $117,298,000 and $93,357,000 for the year to date periods ended June 30, 1999 and 1998, respectively. Comprehensive income differs from net income primarily due to the timing of recognizing realized and unrealized gains or losses.

NOTE 3 -- DISCONTINUED OPERATIONS

     During 1998, the Company completed the divestitures of Matthew Bender & Company, Incorporated, its 50% interest in the Shepard's joint venture and Mosby, Inc. Additionally, the Company determined that Apartment Search, Inc. would be treated as discontinued operations in 1998 and subsequently sold the business on March 31, 1999. Prior year results for discontinued operations primarily include Matthew Bender & Company, Incorporated, the Shepard's joint venture, Mosby, Inc. and Apartment Search, Inc. The major components of cash flow for discontinued operations are as follows (in thousands):

                                                              YEAR TO DATE ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Income from discontinued operations.........................  $    --    $  2,660
Depreciation and amortization...............................       --      10,196
Amortization of product costs...............................       --       6,222
Other, net..................................................   (2,356)     16,522
                                                              -------    --------
  Net cash provided by (used in) operating activities of
     discontinued operations................................  $(2,356)   $ 35,600
                                                              =======    ========
Capitalization of product costs.............................  $    --    $ (5,984)
Capital expenditures........................................       --      (3,201)
Other, net..................................................       --      (6,137)
                                                              -------    --------
  Net cash used in investing activities of discontinued
     operations.............................................  $    --    $(15,322)
                                                              =======    ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 4 -- RESTRUCTURING LIABILITY

     A summary of the activity in the restructuring liabilities is as follows (in thousands):

                                              1998            1996            1995
                                          RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                          -------------   -------------   -------------   --------
Balance at December 31, 1998............    $ 97,264          $ 19           $24,404      $121,687
  Cash payments.........................     (55,851)          (19)           (6,071)      (61,941)
  Asset write-offs(1)...................      (3,671)           --                --        (3,671)
                                            --------          ----           -------      --------
Balance at June 30, 1999................    $ 37,742          $ --           $18,333      $ 56,075
                                            ========          ====           =======      ========

---------------
(1) During the 1999 second quarter, the Company wrote-off previously identified assets and paid certain transaction costs related to the sale and conversion of AchieveGlobal's Canadian operations to a franchise arrangement.

     During the year to date period ended June 30, 1999, cash spent on restructuring efforts included severance payments of $33,564,000, contract termination costs of $19,802,000, and lease payments of $7,640,000. At June 30, 1999, the remaining liability for severance costs aggregated $20,267,000.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Other current liabilities:
  1995 Restructuring........................................  $11,675      $ 16,464
  1996 Restructuring........................................       --            19
  1998 Restructuring........................................   24,320        82,306
Other liabilities:
  1995 Restructuring........................................    6,658         7,940
  1998 Restructuring........................................   13,422        14,958
                                                              -------      --------
                                                              $56,075      $121,687
                                                              =======      ========

     The current portion of restructuring is comprised primarily of severance and lease payments while the non-current portion is comprised primarily of contract termination and extended payout of severance arrangements, as well as lease payments which will be paid over lease periods extending to 2010. The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments, if required. The net change in the restructuring liabilities as a result of these reviews was not significant.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- DEBT

     Debt consists of the following (dollars in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Short-term debt:
  Commercial paper at a weighted average interest rate of
     5.0% and 5.3%..........................................  $319,087     $298,603
  Short-term borrowings at a weighted average interest rate
     of 5.1%................................................    40,000           --
  Current maturities of long-term debt......................     7,305        7,440
  Other notes payable at interest rates of 5.5% and 5.4%....     6,485        6,567
                                                              --------     --------
     Total short-term debt..................................  $372,877     $312,610
                                                              ========     ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $96 and $98....................  $249,904     $249,902
  4.75% Liquid Yield Option Notes due April 15, 2017, net of
     unamortized discount of $283,097 and $288,129..........   216,903      211,871
  7 1/4% Debentures due March 1, 2013.......................   148,215      148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $557 and $559..................   147,443      147,441
  7 1/2% Debentures due July 1, 2023........................    98,750       98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $154,121 and $158,080,
     with an effective interest rate of 4.3%................    43,337       47,088
  4 1/4% PEPS due March 15, 2001; 653,100 and 863,100
     securities stated at fair value........................    58,861       45,596
                                                              --------     --------
                                                               963,413      948,863
  Less current maturities...................................    (7,305)      (7,440)
                                                              --------     --------
     Total long-term debt...................................  $956,108     $941,423
                                                              ========     ========

     Interest rate swaps outstanding at June 30, 1999 converted the weighted average interest rate on the 7 1/4% Debentures due November 15, 2096, the 6.61% Debentures, the 7 1/2% Debentures and the Liquid Yield Option Notes (LYONs(TM)) from 6.3% to 5.3% for the year to date period ended June 30, 1999.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of America Online, Inc. (AOL) which acquired Netscape Communications Corporation (Netscape) in the first quarter of 1999. As a result of that acquisition, each share of Netscape common stock was converted into 0.9 of a share of AOL common stock. The amount payable at maturity with respect to each PEPS will equal 90% of the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the maturity date, subject to adjustment as a result of certain dilution events involving AOL. Holders of the PEPS bear the full risk of a decline in the value of AOL. The Company is not obligated to hold the AOL stock for any period or sell the AOL stock prior to the PEPS maturity or redemption date.

     The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000. The redemption value of each PEPS is the product of (a) the redemption ratio, as defined below, (b) 90% and (c) the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the redemption date, plus cash in an amount equal to all unpaid interest, whether or not accrued, that would have been payable on the PEPS through the maturity

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

date. The redemption ratio will equal (a) 100%, if the market value of one share of AOL common stock is less than $43.61, or (b) a fraction, the numerator of which is $43.61 and the denominator of which is the market value of AOL common stock, if such market value is equal to or exceeds $43.61 but less than or equal to $50.16, or (c) 86.96%, if the market value of AOL common stock exceeds $50.16.

     The PEPS are recorded at fair market value as determined in the open market and will generally move in tandem with changes in the fair market value of AOL common stock. The net unrealized loss on the PEPS at June 30, 1999 and December 31, 1998 is $19,687,000 and $6,928,000, respectively, net of applicable income taxes, and is included in accumulated other comprehensive income. During the year to date period ended June 30, 1999, the Company sold 189,000 shares of AOL stock and purchased a proportionate share of its PEPS in the open market for a total pretax gain of $10,323,000.

NOTE 6 -- EARNINGS AND DIVIDENDS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                            SECOND QUARTER ENDED     YEAR TO DATE ENDED
                                                  JUNE 30,                JUNE 30,
                                            --------------------    --------------------
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Earnings:
  Income from continuing operations.......  $85,314     $45,835     $134,127    $ 91,802
  Preferred dividends.....................   (5,424)     (5,424)     (10,848)    (10,848)
                                            -------     -------     --------    --------
  Earnings applicable to common
     shareholders for basic earnings per
     share................................   79,890      40,411      123,279      80,954
  LYONs interest expense, net of tax......    1,506          --        2,982          --
  Series C-1, preferred dividends.........    2,762          --           --          --
  Series C-2, preferred dividends.........    1,777          --           --          --
                                            -------     -------     --------    --------
  Earnings applicable to common
     shareholders for diluted earnings per
     share................................  $85,935     $40,411     $126,261    $ 80,954
                                            =======     =======     ========    ========
Shares:
  Weighted average shares for basic
     earnings per share...................   71,970      87,844       72,520      88,088
  Effect of dilutive securities:
     Stock options........................    1,633       2,433        1,538       2,419
     LYONs convertible debt...............    2,914          --        2,914          --
     Series C-1, convertible preferred
       stock..............................    3,414          --           --          --
     Series C-2, convertible preferred
       stock..............................    2,197          --           --          --
                                            -------     -------     --------    --------
  Adjusted weighted average shares for
     diluted earnings per share...........   82,128      90,277       76,972      90,507
                                            =======     =======     ========    ========
  Basic earnings per share from continuing
     operations...........................  $  1.11     $   .46     $   1.70    $    .92
                                            =======     =======     ========    ========
  Diluted earnings per share from
     continuing operations................  $  1.05     $   .45     $   1.64    $    .89
                                            =======     =======     ========    ========

     The Company has certain convertible securities, which are not included in the calculation of diluted earnings per share, because the effects are antidilutive.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 7 -- ISSUANCE AND PURCHASE OF SHARES

     The Company's stock purchase program, which includes the issuance of put options from time to time, is described in Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Share purchases of the Company's Series A common shares continued in the first half of 1999 through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media. The Company and Eagle New Media purchased 2,877,000 shares of its Series A common stock during the year to date period ended June 30, 1999, which more than offset 1,338,000 shares issued as a result of the exercise of stock options.

     At June 30, 1999, the Company had 152,000 put options outstanding with an average strike price of approximately $55.63. The put options, which have expiration dates in the third quarter of 1999, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

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

NOTE 10 -- FUTURE ACCOUNTING REQUIREMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). Subsequently, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS 133 for one year. This

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

NOTE 11 -- ACQUISITIONS AND DISPOSITIONS

     In February 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132,000,000. In April 1999, the Company acquired New Mass Media, Inc., a publisher of five alternative weekly newspapers in Connecticut, Massachusetts and New York, for approximately $17,500,000. These acquisitions were accounted for by the purchase method with the results of operations included in the Company's financial statements from the dates of acquisition. The purchase price of these acquisitions has been allocated primarily to goodwill and other intangible assets based on preliminary valuations. Pro forma results for the year to date periods ended June 30, 1999 and 1998, assuming the acquisitions occurred on January 1 of the respective year, would not be materially different from the results reported.

     The Company completed an agreement in May 1999, to merge Hollywood Online, Inc., and its Web site, hollywood.com, into Big Entertainment, Inc., in exchange for newly issued restricted stock of Big Entertainment, Inc. and a note at a then combined current value of approximately $31,500,000. The Company recorded a pre-tax gain of $17,200,000 ($10,700,000 after applicable taxes), related to this disposition. Additionally, the Company completed the sale of Apartment Search, Inc. on March 31, 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal, was recorded in the third quarter of 1998.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 12 -- SEGMENT INFORMATION

     Financial data for the Company's segments is as follows (in thousands):

                                       SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                             JUNE 30,                  JUNE 30,
                                       --------------------    ------------------------
                                         1999        1998         1999          1998
                                       --------    --------    ----------    ----------
REVENUES
  Newspaper Publishing...............  $633,069    $585,731    $1,206,615    $1,128,652
  Professional Information...........   103,900     110,049       207,111       215,783
  Magazine Publishing................    64,221      59,623       133,060       125,268
                                       --------    --------    ----------    ----------
          Total Reportable
            Segments.................   801,190     755,403     1,546,786     1,469,703
  Corporate and Other................       103         210           628           411
  Intersegment Revenues..............       (21)        205           (99)         (166)
                                       --------    --------    ----------    ----------
                                       $801,272    $755,818    $1,547,315    $1,469,948
                                       ========    ========    ==========    ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing...............  $126,541    $ 85,259    $  218,213    $  175,413
  Professional Information...........    18,015      12,204        34,185        29,162
  Magazine Publishing................     2,480       1,953         2,483         1,730
                                       --------    --------    ----------    ----------
          Total Reportable
            Segments.................   147,036      99,416       254,881       206,305
  Corporate and Other................   (11,687)    (14,264)      (26,794)      (31,206)
                                       --------    --------    ----------    ----------
                                       $135,349    $ 85,152    $  228,087    $  175,099
                                       ========    ========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing...............  $ 33,967    $ 29,617    $   65,599    $   58,582
  Professional Information...........     4,124       5,083         8,270        10,102
  Magazine Publishing................     2,104       2,018         4,096         3,963
                                       --------    --------    ----------    ----------
          Total Reportable
            Segments.................    40,195      36,718        77,965        72,647
  Corporate and Other................     1,002       1,247         2,163         2,301
                                       --------    --------    ----------    ----------
                                       $ 41,197    $ 37,965    $   80,128    $   74,948
                                       ========    ========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing...............  $ 36,934    $ 25,873    $   66,980    $   43,105
  Professional Information...........     3,414       5,051         7,076         9,033
  Magazine Publishing................     1,764         413         2,610           846
                                       --------    --------    ----------    ----------
          Total Reportable
            Segments.................    42,112      31,337        76,666        52,984
  Corporate and Other................     2,175       1,370         4,013         3,311
                                       --------    --------    ----------    ----------
                                       $ 44,287    $ 32,707    $   80,679    $   56,295
                                       ========    ========    ==========    ==========

---------------
(1) Includes 1998 restructuring and one-time charges as follows:

    Newspaper Publishing.............        --    $ 34,850            --    $   34,850
    Professional Information.........        --       4,847            --         4,847
                                       --------    --------    ----------    ----------
                                             --    $ 39,697            --    $   39,697
                                       ========    ========    ==========    ==========

     A reconciliation of operating profit to income from continuing operations before income taxes is set forth in the Company's Condensed Consolidated Statements of Income on page 3.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     Identifiable assets of the Company's segments are as follows (in thousands):

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                             ----------    ------------
Newspaper Publishing.......................................  $2,278,387     $1,999,880
Professional Information...................................     313,458        344,636
Magazine Publishing........................................     277,700        271,457
                                                             ----------     ----------
          Total Reportable Segments........................   2,869,545      2,615,973
Corporate and Other........................................   1,353,598      1,602,333
                                                             ----------     ----------
                                                             $4,223,143     $4,218,306
                                                             ==========     ==========

                            THE TIMES MIRROR COMPANY

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                       SECOND QUARTER ENDED       YEAR TO DATE ENDED
                                             JUNE 30,                  JUNE 30,
                                       --------------------    ------------------------
                                         1999        1998         1999          1998
                                       --------    --------    ----------    ----------
Revenues.............................  $801,272    $755,818    $1,547,315    $1,469,948
Restructuring and one-time charges...        --      39,697            --        39,697
Operating profit.....................   135,349      85,152       228,087       175,099
Interest expense, net................   (11,811)    (16,388)      (19,593)      (26,683)
Other, net...........................    20,917       7,822        21,914         7,338
Income from continuing operations....    85,314      45,835       134,127        91,802
Income from discontinued operations,
  net of income taxes................        --       3,366            --         2,660
Net income...........................    85,314      49,201       134,127        94,462
Preferred dividend requirements......     5,424       5,424        10,848        10,848
Earnings applicable to common
  shareholders.......................    79,890      43,777       123,279        83,614
Basic earnings per common share:
  Continuing operations..............  $   1.11    $    .46    $     1.70    $      .92
  Discontinued operations............        --         .04            --           .03
                                       --------    --------    ----------    ----------
Basic earnings per share.............  $   1.11    $    .50    $     1.70    $      .95
                                       ========    ========    ==========    ==========
Diluted earnings per common share:
  Continuing operations..............  $   1.05    $    .45    $     1.64    $      .89
  Discontinued operations............        --         .04            --           .03
                                       --------    --------    ----------    ----------
Diluted earnings per share...........  $   1.05    $    .49    $     1.64    $      .92
                                       ========    ========    ==========    ==========
Weighted average shares:
  Basic..............................    71,970      87,844        72,520        88,088
                                       ========    ========    ==========    ==========
  Diluted............................    82,128      90,277        76,972        90,507
                                       ========    ========    ==========    ==========

     Revenues for the 1999 second quarter and year to date periods ended June 30, 1999 rose 6.0% and 5.3%, respectively, compared to the prior year periods due primarily to higher advertising revenues in the Newspaper Publishing segment, including the effects of acquisitions.

     Operating profit for the 1999 second quarter and year to date periods ended June 30, 1999 increased 8.4% and 6.2%, respectively, compared to the prior year periods, excluding the 1998 pretax restructuring and one-time charges of $39.7 million ($24.7 million after applicable taxes). The increases were due to a modest improvement in the Newspaper Publishing segment as well as lower Corporate and Other expenses (See further discussion of segment results under the caption "Analysis by Segment"). Operating profit in 1999 was affected by lower pension income as a result of a $9.0 million reduction in amortization of the transition asset.

     The 1999 second quarter income from continuing operations includes a pretax gain on the sale of Hollywood Online, Inc. of $17.2 million ($10.7 million after applicable taxes), or $.13 per share on a diluted basis. Excluding this gain as well as the 1998 restructuring and one-time charges, income from continuing operations for the 1999 and 1998 second quarters was $74.7 million, or $.92 per share, compared to $70.5 million, or $.72 per share, respectively. For the year to date period ended June 30, 1999, income from

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

continuing operations was $123.5 million, or $1.50 per share, compared with $116.5 million, or $1.17 per share, in the prior year, excluding the gain as well as the restructuring and one-time charges.

     Earnings per share for 1999 increased compared to 1998 due to, among other items, a significant reduction in the weighted average number of shares outstanding and higher earnings.

     Net interest expense for the second quarter and the year to date periods ended June 30, 1999 declined compared to the prior year periods primarily due to an increase in interest income resulting from investment activity of the Company's affiliated limited liability companies.

ANALYSIS BY SEGMENT

     The following sections discuss the revenues and operating profit of the Company's principal lines of businesses, excluding the 1998 restructuring and one-time charges of $39.7 million, unless specifically stated otherwise. All comments, except where noted, apply to both the second quarter and the year to date periods ended June 30, 1999 compared to the prior year periods.

  NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                       SECOND QUARTER ENDED JUNE 30,        YEAR TO DATE ENDED JUNE 30,
                       ------------------------------    ----------------------------------
                         1999        1998      CHANGE       1999          1998       CHANGE
                       --------    --------    ------    ----------    ----------    ------
Revenues
  Advertising........  $512,040    $462,928     10.6%    $  967,891    $  887,281      9.1%
  Circulation........   107,548     109,992     (2.2)       213,053       216,845     (1.7)
  Other..............    13,481      12,811      5.2         25,671        24,526      4.7
                       --------    --------              ----------    ----------
                       $633,069    $585,731      8.1%    $1,206,615    $1,128,652      6.9%
                       ========    ========              ==========    ==========
Operating profit.....  $126,541    $ 85,259     48.4%    $  218,213    $  175,413     24.4%
                       ========    ========              ==========    ==========
Operating profit
  excluding
  restructuring and
  one-time charges...  $126,541    $120,109      5.4%    $  218,213    $  210,263      3.8%
                       ========    ========              ==========    ==========

     Newspaper Publishing revenues rose in 1999 compared to the prior year, in part, due to the addition of the Recycler, acquired on April 30, 1998, and Newport Media, Inc., acquired on February 12, 1999. Excluding these acquisitions, revenues in the 1999 second quarter rose 4.4%, with the Los Angeles Times up 2.9% and the Eastern newspapers up 5.7% compared to the prior year quarter. Advertising revenue gains were achieved at each of the Company's newspapers, with particular strength at the Eastern newspapers. Excluding the acquisitions, advertising revenues in the 1999 second quarter rose 6.1%, with The Times up 4.8% and the Eastern newspapers up 7.4% compared to the prior year quarter. For the year to date period ended June 30, 1999, Newspaper Publishing revenues, excluding the acquisitions, rose 3.3%, with The Times up 2.1% and the Eastern newspapers up 4.4% compared to the prior year. Excluding the acquisitions, advertising revenues for the year to date period ended June 30, 1999 rose 4.8%, with The Times up 3.6% and the Eastern newspapers up 6.0% compared to the prior year period.

     Circulation revenues declined slightly as marketing strategies, largely at The Times, involving pricing and promotional discounts to stimulate circulation volume resulted in lower overall circulation revenues. Excluding the acquisitions, circulation revenues declined 3.0% and 3.1% for the second quarter and year to date periods ended June 30, 1999, respectively, compared to the prior year.

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Segment operating profit for 1999 increased largely due to strong gains in national advertising and declines in newsprint expense. The Company's Eastern newspapers continued to show strong performance and The Times achieved its first year-over-year increase in quarterly operating profit after five consecutive quarters of year-over-year declines. The 1999 second quarter improvement in operating profit was aided by a reduction in newsprint expense of 11.4% on an 8.7% decline in average newsprint prices. Newsprint expense was only partially affected by newsprint price declines due to the Company's use of newsprint hedging contracts. Excluding newsprint and the impact of acquisitions, other expenses rose 8.1% in the 1999 second quarter compared to the prior year, primarily due to ongoing growth initiatives. Newsprint expense for the year to date period ended June 30, 1999 decreased 6.2% on a 5.6% decline in average newsprint prices. Non-newsprint costs rose 5.7% for the year to date period ended June 30, 1999 compared to the prior year, excluding the effects of acquisitions.

     Newspaper Publishing segment's restructuring and one-time charges totaled $34.9 million in the second quarter of 1998 for charges related primarily to contract buyout costs.

  PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                         SECOND QUARTER ENDED JUNE 30,      YEAR TO DATE ENDED JUNE 30,
                        -------------------------------    ------------------------------
                          1999         1998      CHANGE      1999        1998      CHANGE
                        --------     --------    ------    --------    --------    ------
Revenues.............   $103,900     $110,049     (5.6)%   $207,111    $215,783     (4.0)%
                        ========     ========              ========    ========
Operating profit.....   $ 18,015     $ 12,204     47.6%    $ 34,185    $ 29,162     17.2%
                        ========     ========              ========    ========
Operating profit
  excluding
  restructuring and
  one-time charges...   $ 18,015     $ 17,051      5.7%    $ 34,185    $ 34,009      0.5%
                        ========     ========              ========    ========

     The Professional Information segment achieved higher operating profit in 1999 due primarily to outstanding performance at Jeppesen Sanderson, the Company's flight information provider, which experienced double-digit increases, partially offset by reduced profitability at AchieveGlobal, the Company's training company. Professional Information segment's revenue declined in 1999 primarily due to reduced revenues at AchieveGlobal. The decline was partially offset by higher revenues at Jeppesen Sanderson.

     Professional Information segment's restructuring and one-time charges totaled $4.8 million in the second quarter of 1998 to write-off assets related to the termination of its direct sales business line at AchieveGlobal.

  MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                          SECOND QUARTER ENDED JUNE 30,      YEAR TO DATE ENDED JUNE 30,
                         -------------------------------    ------------------------------
                           1999        1998      CHANGE       1999        1998      CHANGE
                         --------    --------    -------    --------    --------    ------
Revenues:
  Advertising..........  $42,593     $38,964       9.3%     $ 87,909    $ 81,799      7.5%
  Circulation..........   17,564      17,836      (1.5)       37,604      37,437      0.4
  Other................    4,064       2,823      44.0         7,547       6,032     25.1
                         -------     -------                --------    --------
                         $64,221     $59,623       7.7%     $133,060    $125,268      6.2%
                         =======     =======                ========    ========
Operating profit.......  $ 2,480     $ 1,953      27.0%     $  2,483    $  1,730     43.5%
                         =======     =======                ========    ========

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Magazine Publishing achieved advertising revenue gains at most of the magazines in 1999 compared to the prior year. The acquisition of Senior Golfer in October 1998 and the special publication of The Best Things in Golf also contributed to higher revenues. Circulation revenues remained essentially even with the prior year periods. Operating profit rose compared to the prior year as a reduction in accumulated reserves to fund certain employee benefits increased operating profit by $1.1 million.

  CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                       SECOND QUARTER ENDED JUNE 30,      YEAR TO DATE ENDED JUNE 30,
                       ------------------------------    ------------------------------
                         1999        1998      CHANGE      1999        1998      CHANGE
                       --------    --------    ------    --------    --------    ------
Revenues.............  $    103    $    210    (51.0)%   $    628    $    411     52.8%
                       ========    ========              ========    ========
Operating loss.......  $(11,687)   $(14,264)   (18.1)%   $(26,794)   $(31,206)   (14.1)%
                       ========    ========              ========    ========

     Operating loss decreased in 1999 compared to the prior year due primarily to a reduction in accumulated reserves to fund certain employee benefits, which reduced operating losses by $3.1 million.

OTHER INCOME

     In the 1999 second quarter, the Company recorded a pretax gain on the sale of Hollywood Online, Inc. of $17.2 million ($10.7 million after applicable taxes), or $.13 per share on a diluted basis. Additionally, the 1999 second quarter results included a pretax gain on the sale of America Online (AOL) shares, along with the purchase of a proportionate share of its PEPS, of $7.2 million ($4.3 million after applicable taxes), or $.05 per share. For the year to date period ended June 30, 1999, the pretax gain on the sale of AOL shares was $10.3 million ($6.1 million after applicable taxes), or $.08 per share.

RESTRUCTURING LIABILITY

     A summary of the activity in restructuring liabilities is as follows (in thousands):

                                            BALANCE     1999 CASH    1999 ASSET    BALANCE
               DESCRIPTION                  12/31/98    PAYMENTS     WRITE-OFFS    6/30/99
               -----------                  --------    ---------    ----------    -------
1998 Restructuring:
  Termination benefits....................  $52,114     $(33,414)          --      $18,700
  Contract terminations...................   31,264      (19,802)          --       11,462
  Lease termination costs.................    8,192       (2,224)          --        5,968
  Technology asset costs..................      671         (311)          --          360
  Business exit and other costs...........    5,023         (100)     $(3,671)       1,252
                                            -------     --------      -------      -------
          Total...........................  $97,264     $(55,851)     $(3,671)     $37,742
                                            =======     ========      =======      =======
1995 Restructuring........................  $24,404     $ (6,071)     $    --      $18,333
                                            =======     ========      =======      =======

     During the 1999 second quarter, the Company wrote-off previously identified assets and paid certain transaction costs related to the sale and conversion of AchieveGlobal's Canadian operations to a franchise arrangement. The remaining 1998 restructuring liability is expected to be substantially paid by the end of 1999. Annual expense reductions resulting from the 1998 restructuring program are in line with management's expectations. The 1995 restructuring liability relates primarily to lease payments on unoccupied properties. The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring programs.

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

jLIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Proceeds from borrowings have been used primarily to fund capital expenditures and share purchases.

     At June 30, 1999, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program that is available for short-term cash requirements. The Company had $319.1 million and $311.1 million of commercial paper outstanding at June 30, 1999 and July 30, 1999, respectively. Additionally, the Company has a shelf registration statement for $300.0 million of securities, which has not been utilized. There is no assurance that the Company will be able to utilize the shelf registration on terms acceptable to the Company.

     The Company also has an uncommitted bank line of credit, which provides for unsecured borrowings up to $250.0 million, of which $40.0 million was outstanding at June 30, 1999. At July 30, 1999, no borrowings were outstanding under this line of credit.

     The Company is the sole manager of Eagle New Media Investments, LLC (Eagle New Media) and Eagle Publishing Investments, LLC (Eagle Publishing). At June 30, 1999, Eagle New Media and Eagle Publishing had cash and cash equivalents of $740.3 million, marketable securities of $34.5 million and Times Mirror stock of $842.3 million. The Company intends to deploy the cash and cash equivalents, as well as marketable securities of these companies to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes. For financial reporting purposes, Eagle New Media and Eagle Publishing are consolidated with the financial results of the Company.

  ACQUISITIONS AND DISPOSITIONS

     In February 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas for approximately $132.0 million. In April 1999, the Company acquired New Mass Media, Inc., a publisher of five alternative weekly newspapers in Connecticut, Massachusetts and New York, for approximately $17.5 million.

     The Company completed an agreement in May 1999, to merge Hollywood Online, Inc., and its Web site, hollywood.com, into Big Entertainment, Inc., in exchange for newly issued restricted stock of Big Entertainment, Inc. and a note at a then combined current value of approximately $31.5 million. Additionally, the Company completed the sale of Apartment Search, Inc. on March 31, 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal, was recorded in the third quarter of 1998.

  COMMON SHARE PURCHASES

     Share purchases of the Company's Series A common shares continued during the year to date period ended June 30, 1999 through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media. The Company and Eagle New Media purchased 2.9 million shares of its Series A common stock during the year to date period ended June 30, 1999, which more than offset 1.3 million shares issued as a result of the exercise of stock options.

     The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Purchases by the Company and its affiliates are expected to be made during the next two years in the open market or in private transactions, depending on market conditions, and may be discontinued at any

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

time. In connection with this program, the Company from time to time sells put options on its common stock. As of June 30, 1999, the Company and its affiliates are authorized to purchase 4.2 million shares of Series A common stock.

  CASH FLOW

     The following table sets forth certain items from the Condensed Consolidated Statements of Cash Flows (in thousands):

                                                                YEAR TO DATE ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Net cash provided by operating activities of continuing
  operations................................................  $ 133,665    $  88,658
Acquisitions, net of cash acquired..........................   (154,610)    (192,850)
Capital expenditures........................................    (80,679)     (56,295)
Purchase of Times Mirror common stock, including exercise of
  put options, net of premiums received.....................   (169,528)    (129,218)
Net issuance of commercial paper and short-term
  borrowings................................................     60,402      434,055

     Cash generated by operating activities of continuing operations for the year to date period ended June 30, 1999 was higher compared to the prior year primarily due to higher earnings.

     In the first half of 1999, Eagle New Media and the Company acquired Newport Media, Inc. and New Mass Media Inc., respectively, for approximately $149.5 million.

     Capital expenditures for the year to date period ended June 30, 1999 were higher compared to the same period in 1998 primarily due to the Company's continuing investments for future growth which included facility renovations within the Newspaper Publishing segment and the ongoing conversion to a 50-inch web at The Times. Additionally, the Company increased capital spending related to information technology projects, including Year 2000 requirements. Capital expenditures are currently expected to reach approximately $200.0 million for 1999.

     Total debt at June 30, 1999 rose to $1.33 billion from $1.25 billion at December 31, 1998 primarily due to short-term borrowings.

IMPACT OF YEAR 2000

     The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is the result of computer programs written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000 or process dates prior to or after the year 2000 in error. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to receive and process advertising orders, prepare editorial content, operate press facilities, prepare and distribute products, issue invoices, or engage in similar normal business activities.

  STATE OF READINESS

     The Company has instituted a comprehensive program to address potential Year 2000 impacts for information technology and non-information technology systems. This program involves the following phases:

     Inventory -- This phase entails a comprehensive inventory of all items that may be affected by the Year 2000 issue. These items include hardware and software (e.g., business and operational applications,

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operating systems and third-party products), production facilities that may be at risk, and key third-party services whose Year 2000 failures may significantly impact the Company. This phase was substantially complete in March 1999.

     Assessment/Planning -- Items identified in the inventory phase are assessed based on criticality to the Company's business operations and potential impact of failure. This phase was substantially complete in March 1999.

     Remediation -- This phase involves reprogramming or replacing inventoried items to ensure they are Year 2000 ready in accordance with the plans identified during the Assessment/Planning phase. This phase was substantially complete in June 1999.

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

     Contingency Planning -- This phase focuses on reducing the risk of Year 2000-induced business disruptions to help ensure the Company's ability to produce a minimum acceptable level of products and services in the event of internal or external critical systems failures. The Company is developing and refining contingency plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. The plans include increasing levels of consumable inventory, such as newsprint, ink and printing plates, as well as preparing alternate procedures for critical internal processes and identifying alternate external resources. Except as discussed below, contingency planning is targeted to be substantially complete by September 30, 1999.

     To minimize the impact of disruptions in electrical power that may occur around midnight December 31, 1999, the Company is planning to print most sections of its newspapers prior to midnight. In addition, the Company's four largest newspapers either have or will have electrical generators available to print sections with late-breaking news. Testing of electrical generators used to operate the presses will be completed in November 1999. The Company's other newspaper properties, having a combined daily circulation of less than 250,000, will rely on reciprocal printing agreements. If there is a disruption in electrical power and the Company is unable to successfully use these arrangements, these properties may not be able to produce a daily newspaper until electrical power is restored. The Company's professional information and magazine publishing business segments currently have electrical generators to support critical systems and the Company does not expect these businesses to be materially impacted by a temporary disruption in electrical power.

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company believes that its Year 2000 project is on schedule. The table below lists the percentage complete for each project phase as of June 30, 1999. The project has been designated as the highest priority of the Company's information technology departments.

                                               PERCENT COMPLETE AS OF      TARGETED DATE FOR
                PROJECT PHASE                      JUNE 30, 1999         SUBSTANTIAL COMPLETION
                -------------                  ----------------------    ----------------------
Inventory....................................            99%             March 1999
Assessment/Planning..........................            99%             March 1999
Remediation..................................            92%             June 1999
Testing......................................            70%             September 1999
Contingency Planning*........................            84%             September 1999

---------------
* Except for testing of electrical generators described above.

  EXTERNAL RELATIONSHIPS

     The Company also faces the risk that one or more of its significant suppliers or other third-party businesses ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues. Beginning in October 1998, compliance questionnaires were sent to all significant suppliers and other significant third parties such as financial institutions, utility companies and content providers. As of June 30, 1999, 74% of significant suppliers have responded consisting of 39% responding that they are compliant and 35% are in the process of becoming Year 2000 compliant. Further follow-up efforts are being made for the 26% that have not replied and alternative Year 2000 compliant suppliers are being identified. The Company has received written statements from its major newsprint suppliers that they expect to be Year 2000 ready.

     Jeppesen Sanderson, Inc. has relationships with a large number of government regulatory agencies that supply the data Jeppesen uses to build its charts and navigation aids. Jeppesen has received limited information from these agencies with respect to their Year 2000 efforts. The Company believes that Jeppesen will be able to continue its operations even if these agencies are not Year 2000 compliant. As a result, the Company does not believe the inability of these agencies to become Year 2000 compliant will have a material adverse effect on the Company.

     Excluding these agencies and the Company's significant suppliers, 76% of significant third parties have responded to the Company's questionnaires consisting of 27% responding that they are compliant and 49% are in the process of becoming Year 2000 compliant. Additional follow-up efforts are being made for the 24% that have not replied and, where appropriate, contingency plans are being developed. However, the Company has no means of ensuring that such significant suppliers or significant third parties will be Year 2000 ready. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could have a material adverse effect on the Company.

  YEAR 2000 COSTS

     Internal and external resources have been utilized to perform all phases of the Year 2000 project. Excluding costs for employees working on the project, the Company has incurred costs of $30.3 million for the Year 2000 project, of which $23.5 million was capitalized and $6.8 million was expensed. These costs include first and second quarter 1999 capital expenditures of $6.6 million and expenses of $2.5 million. Total project costs are estimated to be $47.6 million, excluding costs for employees working on the project. During 1999, approximately 100 employees will work on the project with related costs estimated at $7.6 million. These estimates include both information technology and non-information technology systems, including capital costs associated with planned replacements previously budgeted for business reasons, which incidentally,

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

include Year 2000 compliance. Year 2000 costs are funded through operating cash flows. Although priorities have been realigned, the Company has not deferred significant systems enhancements to become Year 2000 ready.

  YEAR 2000 RISKS

     Management believes that it has an effective program in place to address its Year 2000 issues in a timely manner and anticipates the necessary modifications, replacement and testing of critical systems to be substantially complete in the third quarter of 1999, subject to uncertainties as discussed below. As a result, the Year 2000 issue is not expected to pose significant operational or financial issues for the Company. The Company's expectations regarding its Year 2000 efforts are subject to various uncertainties that could cause the actual results to differ materially from the discussion above. These uncertainties include the success of the Company in identifying systems that are not Year 2000 ready; the nature and amount of programming required to upgrade or replace each of the affected systems; the availability, rate and magnitude of related labor and consulting costs; and the success of vendors, suppliers and other third parties with which the Company interacts in addressing the Year 2000 issue. If the Company, its vendors, suppliers or such other parties are unable to resolve the Year 2000 issue on schedule, the Company may not be able to prepare and distribute its publications and products as well as provide its services in a timely manner, which may have a material adverse effect on the Company's results of operations.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In 1998, the Company divested Matthew Bender & Company, Incorporated and Mosby, Inc. While the Company believes that these divestitures were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The Company estimated deferred taxes of $176.6 million based on its assessment of the risks inherent in a contested challenge by the Internal Revenue Service. To the extent that the estimate of such deferred taxes is adjusted in the course of resolving such a challenge, the adjustment will be recorded within discontinued operations. If it is ultimately determined that these transactions were not completed on a tax-free basis, the Company's results of operations, financial position and cash flows may be materially adversely affected.

     Certain statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and related to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The term "expect," "anticipate," and "intend" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. For example, there can be no assurances that the statements contained herein with respect to the Company's Year 2000 efforts and the satisfactory resolution of contingent liabilities will be achieved. Actual results and experience may differ materially from the forward-looking statements and could be adversely affected by a number of factors. Some of these factors are described above and in Note 8 to the Condensed Consolidated Financial Statements. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

DISCUSSIONS EXCLUDING RESTRUCTURING AND ONE-TIME CHARGES

     Management's discussion and analysis of its results of operations presents information regarding operating profit as well as operating profit excluding the impact of restructuring and one-time charges. The Company believes that the financial information which excludes restructuring and one-time

                            THE TIMES MIRROR COMPANY

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

charges is necessary to an understanding of its operations and provides for a more comparable analysis of historical results as well as indications of future financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to changes in interest rates, the value of foreign currencies relative to the U.S. dollar and newsprint prices. Counterparties to these agreements are major institutions. Such agreements are not entered into for trading purposes.

     The Company's debt portfolio is managed to maintain a balance of fixed and variable rate obligations. The Company utilizes interest rate swap agreements to help maintain the overall interest rate parameters set by management. As such, a hypothetical 10% change in interest rates would not have a material impact on the Company's results of operations or the fair values of its market risk sensitive financial instruments.

     The Company periodically enters into foreign exchange forward contracts or uses other hedging strategies to substantially limit its exposure to changes in foreign currency rates. As such, changes in currency rates would not have a material impact on the Company's results of operations.

     Newsprint expense represents a significant portion of the Company's operating costs. To manage the Company's exposure to newsprint price fluctuations, the Company periodically enters into newsprint hedging contracts not to exceed five years. These hedging arrangements have the effect of locking in for specified periods, the newsprint prices the Company will pay for the hedged volumes. As a result, while these hedging arrangements are structured to reduce the Company's exposure to increases in newsprint prices, they also limit the benefit the Company might otherwise have received from any newsprint price decreases. The Company's operating results could be adversely affected to the extent that such historically volatile newsprint prices increase materially.

                            THE TIMES MIRROR COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a) The Company's Annual Meeting of Shareholders was held on May 6, 1999.

     (c) At the Annual Meeting of Shareholders, the following matters were voted upon: the election of five persons to Class I of the Board of Directors of the Company and the ratification of the appointment of Ernst & Young LLP, as independent auditors for the Company and its subsidiaries for the year ending December 31, 1999.

     The results of the voting on matters presented at the Company's Annual Meeting of Shareholders were as follows:

                                                                             VOTES
                        DESCRIPTION                            VOTES FOR    WITHHELD
                        -----------                           -----------   --------
Election of Directors:
  Donald R. Beall...........................................  274,741,057   243,774
  Sherry L. Lansing.........................................  274,714,211   270,620
  Dawn Gould Lepore.........................................  274,742,315   242,516
  Robert W. Schult..........................................  274,633,093   351,739
  Warren B. Williamson......................................  274,633,048   351,783

     There were no abstentions or broker non-votes on the election of Directors.

                                                              VOTES                   BROKER
                 DESCRIPTION                    VOTES FOR    AGAINST   ABSTENTIONS   NON-VOTES
                 -----------                   -----------   -------   -----------   ---------
Ratification of the appointment of
  Ernst & Young LLP..........................  274,546,008   21,987      416,836         0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          12. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

          27. Financial Data Schedule.

     (b) No reports on Form 8-K were filed for the quarter ended June 30, 1999.

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

Date: August 6, 1999