Form 10-Q
period 1999-09-30
TIMES MIRROR CO /NEW/
filed 1999-11-12
CIK 925260

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              Yes  [X]     No  [ ]

     Number of shares of Series A common stock outstanding at November 5, 1999:
41,727,514, excluding 18,237,864 shares held by subsidiaries of the Registrant, 4,001,067 shares held by TMCT, LLC representing 80% of the shares held by TMCT, LLC, 12,432,973 shares held by TMCT II, LLC representing 80% of the shares held by TMCT II, LLC, 14,813,426 shares held by Eagle New Media Investments, LLC and 2,646,384 shares held as treasury shares.

     Number of shares of Series C common stock outstanding at November 5, 1999:
18,261,136.

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

                            THE TIMES MIRROR COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THIRD QUARTER ENDED         YEAR TO DATE ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             ----------------------    ------------------------
                                               1999         1998          1999          1998
                                             --------    ----------    ----------    ----------
REVENUES...................................  $739,730    $  677,128    $2,192,688    $2,033,902
COSTS AND EXPENSES:
  Cost of sales............................   393,432       368,140     1,202,228     1,104,074
  Selling, general and administrative
     expenses..............................   238,157       216,303       656,509       629,904
  Restructuring and one-time charges.......        --        46,262            --        81,112
                                             --------    ----------    ----------    ----------
                                              631,589       630,705     1,858,737     1,815,090
                                             --------    ----------    ----------    ----------
OPERATING PROFIT...........................   108,141        46,423       333,951       218,812
Interest expense...........................   (22,370)      (18,792)      (62,908)      (48,193)
Interest income............................     8,460        13,784        32,269        21,353
Other, net.................................     2,070         9,173        24,088        16,497
                                             --------    ----------    ----------    ----------
Income from continuing operations before
  income tax provision.....................    96,301        50,588       327,400       208,469
Income tax provision.......................    39,366        31,293       135,857        95,136
                                             --------    ----------    ----------    ----------
Income from continuing operations..........    56,935        19,295       191,543       113,333
Discontinued operations:
  Income (loss) from discontinued
     operations, net of taxes..............       130       (26,882)         (351)      (26,458)
  Net gain on disposal, net of taxes.......        --     1,084,136            --     1,084,136
                                             --------    ----------    ----------    ----------
NET INCOME.................................    57,065     1,076,549       191,192     1,171,011
Preferred stock dividends..................     5,424         5,424        16,272        16,272
                                             --------    ----------    ----------    ----------
Earnings applicable to common
  shareholders.............................  $ 51,641    $1,071,125    $  174,920    $1,154,739
                                             ========    ==========    ==========    ==========
Basic earnings (loss) per common share:
  Continuing operations....................  $    .76    $      .16    $     2.47    $     1.12
  Discontinued operations..................        --         12.55          (.01)        12.18
                                             --------    ----------    ----------    ----------
Basic earnings per share...................  $    .76    $    12.71    $     2.46    $    13.30
                                             ========    ==========    ==========    ==========
Diluted earnings (loss) per common share:
  Continuing operations....................  $    .73    $      .16    $     2.38    $     1.09
  Discontinued operations..................        --         12.26          (.01)        11.87
                                             --------    ----------    ----------    ----------
Diluted earnings per share.................  $    .73    $    12.42    $     2.37    $    12.96
                                             ========    ==========    ==========    ==========
Weighted average shares:
  Basic....................................    68,177        84,262        71,057        86,799
                                             ========    ==========    ==========    ==========
  Diluted..................................    73,032        86,231        75,643        89,068
                                             ========    ==========    ==========    ==========
Dividends declared per common share........  $    .20    $      .18    $      .60    $      .54
                                             ========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  180,156       $1,052,999
  Marketable securities.....................................           --           49,438
  Accounts receivable, less allowance for doubtful accounts
     and returns of $37,383 and $37,389.....................      345,837          311,913
  Inventories...............................................       33,551           28,438
  Deferred income taxes.....................................       29,711           32,279
  Prepaid expenses..........................................       33,140           30,141
  Net assets of discontinued operations.....................      181,039          189,628
  Other current assets......................................       14,356           38,278
                                                               ----------       ----------
          Total current assets..............................      817,790        1,733,114
Property, plant and equipment, net of accumulated
  depreciation and amortization of $1,019,366 and
  $966,153..................................................      936,156          903,483
Goodwill, net of accumulated amortization of $121,709 and
  $105,976..................................................      606,264          501,463
Other intangibles, net of accumulated amortization of
  $71,397 and $61,657.......................................      198,108          100,373
Investments.................................................      554,065          270,818
Prepaid pension costs.......................................      438,568          419,471
Other assets................................................      252,999          229,207
                                                               ----------       ----------
          Total assets......................................   $3,803,950       $4,157,929
                                                               ==========       ==========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   170,674     $   179,415
  Short-term debt...........................................       385,879         312,610
  Other current liabilities.................................       382,405         429,477
                                                               -----------     -----------
          Total current liabilities.........................       938,958         921,502
Long-term debt..............................................     1,492,571         941,423
Deferred income taxes.......................................       434,147         373,623
Postretirement benefits.....................................       222,479         226,018
Other liabilities...........................................       361,601         330,350
                                                               -----------     -----------
          Total liabilities.................................     3,449,756       2,792,916
Common stock subject to put options.........................         6,806          22,560
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; stated at liquidation
     value; convertible to Series A common stock:
       Series A: 900,000 shares authorized; 824,000 shares
        issued and outstanding..............................       411,784         411,784
       Series B: 8,439,000 shares authorized; no shares
        issued or outstanding
       Series C-1: 381,000 shares authorized, issued and
        outstanding.........................................       190,486         190,486
       Series C-2: 245,000 shares authorized, issued and
        outstanding.........................................       122,550         122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized; no shares issued or outstanding
  Common stock, $1 par value:
       Series A: 500,000,000 shares authorized; 93,822,000
        and 86,831,000 shares issued and outstanding........        93,822          86,831
       Series B: 100,000,000 shares authorized; no shares
        issued or outstanding
       Series C: Convertible to Series A common stock;
        300,000,000 shares authorized; 18,298,000 and
        25,258,000 shares issued and outstanding............        18,298          25,258
  Additional paid-in capital................................     1,297,757       1,278,916
  Retained earnings.........................................     1,740,810       1,653,736
  Accumulated other comprehensive income....................         1,876          26,491
  Less treasury stock at cost:
     Series A common stock: 52,401,000 and 38,708,000
      shares, Series A preferred stock: 735,000 shares,
      Series C-1 preferred stock: 305,000 and no shares and
      Series C-2 preferred stock: 196,000 and no shares.....    (3,529,995)     (2,453,599)
                                                               -----------     -----------
          Total shareholders' equity........................       347,388       1,342,453
                                                               -----------     -----------
          Total liabilities and shareholders' equity........   $ 3,803,950     $ 4,157,929
                                                               ===========     ===========

See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 YEAR TO DATE ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities of continuing
     operations.............................................  $   217,888    $  150,550
  Net cash provided by operating activities of discontinued
     operations.............................................       18,076        62,237
                                                              -----------    ----------
          Net cash provided by operating activities.........      235,964       212,787
                                                              -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired........................     (169,671)     (198,276)
  Capital expenditures......................................     (109,541)      (90,268)
  Purchases of investments..................................      (74,974)      (29,337)
  Sale (purchase) of marketable securities, net.............       49,438       (49,509)
  Proceeds from sales of assets.............................       30,700        23,218
  Decreases (increases) in notes receivable.................       10,500       (69,120)
  Proceeds from reorganization..............................           --     1,616,948
  Other, net................................................           --       (11,272)
                                                              -----------    ----------
     Net cash provided by (used in) investing activities of
      continuing operations.................................     (263,548)    1,192,384
     Net cash used in investing activities of discontinued
      operations............................................       (7,263)      (24,039)
                                                              -----------    ----------
          Net cash provided by (used in) investing
            activities......................................     (270,811)    1,168,345
                                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to TMCT II, LLC..............................   (1,235,252)           --
  Purchases of Times Mirror common stock....................     (152,689)     (516,065)
  Dividends paid............................................      (59,541)      (63,585)
  Principal repayments of debt..............................      (42,606)      (56,147)
  Exercise of put options, net of premiums received.........      (16,621)       (5,800)
  Net proceeds from short-term and other borrowings.........      623,479       154,478
  Proceeds from exercise of stock options...................       54,309        51,376
  Other, net................................................       (9,075)        1,634
                                                              -----------    ----------
          Net cash used in financing activities.............     (837,996)     (434,109)
                                                              -----------    ----------
Increase (decrease) in cash and cash equivalents............     (872,843)      947,023
Cash and cash equivalents at beginning of year..............    1,052,999        44,794
                                                              -----------    ----------
Cash and cash equivalents at end of period..................  $   180,156    $  991,817
                                                              ===========    ==========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Liabilities assumed in connection with acquisitions.......  $    53,972    $   11,466
  Stock and notes receivable received from divestiture......       31,503            --

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and accompanying notes included in the current report on Form 8-K dated September 3, 1999 and filed with the Securities and Exchange Commission on September 29, 1999 which restates certain information for the year ended December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation. Financial information in the accompanying notes to the Condensed Consolidated Financial Statements exclude discontinued operations, except where noted.

NOTE 2 -- COMPREHENSIVE INCOME

     Total comprehensive income amounted to $49,279,000 and $1,071,598,000 for the third quarters of 1999 and 1998, respectively, and $166,577,000 and $1,164,955,000 for the year to date periods ended September 30, 1999 and 1998, respectively. Comprehensive income differs from net income primarily due to the timing of recognizing realized and unrealized gains or losses.

NOTE 3 -- DISCONTINUED OPERATIONS

     On September 3, 1999, Times Mirror announced its decision to sell AchieveGlobal, Inc., a professional training company; Allen Communication, an interactive software and training courseware developer; and The StayWell Company, a health improvement information company. The Company decided to sell these businesses in order to concentrate on its core strengths in newspaper publishing, flight information and magazine publishing. These dispositions are anticipated to be completed by the first quarter of 2000. The accompanying financial information reflect these businesses as discontinued operations for all periods presented.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     During 1998, the Company completed the divestitures of Matthew Bender & Company, Incorporated, its 50% interest in the Shepard's joint venture and Mosby, Inc. Additionally, the Company determined that Apartment Search, Inc. would be treated as discontinued operations in 1998 and subsequently completed the sale of the business in March 1999. Results for discontinued operations include AchieveGlobal, Allen Communication, StayWell, Apartment Search, Inc., Matthew Bender, Mosby, and the Shepard's joint venture. Income from discontinued operations is summarized as follows (in thousands):

                                                 THIRD QUARTER ENDED    YEAR TO DATE ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                 --------------------   -------------------
                                                   1999       1998        1999       1998
                                                 --------   ---------   --------   --------
Revenues.......................................  $45,996    $140,614    $140,353   $443,601
                                                 -------    --------    --------   --------
Loss before income taxes.......................     (160)    (31,296)       (851)   (26,420)
Income taxes...................................     (290)     (4,414)       (500)        38
                                                 -------    --------    --------   --------
Income (loss) from discontinued operations.....  $   130    $(26,882)   $   (351)  $(26,458)
                                                 =======    ========    ========   ========

     The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as net assets of discontinued operations and consist of the following (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Accounts receivable, net...................................    $ 34,904         $ 58,256
Other current assets.......................................      25,576           49,310
Goodwill, net..............................................      57,878           62,861
Other intangibles, net.....................................      65,862           68,256
Other assets...............................................      32,553           36,824
                                                               --------         --------
  Total assets.............................................     216,773          275,507
Current liabilities........................................      29,919           77,164
Non-current liabilities....................................       5,815            8,715
                                                               --------         --------
  Total liabilities........................................      35,734           85,879
                                                               --------         --------
     Net assets of discontinued operations.................    $181,039         $189,628
                                                               ========         ========

     The major components of cash flow for discontinued operations are as follows (in thousands):

                                                              YEAR TO DATE ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Loss from discontinued operations...........................  $  (351)   $(26,458)
Depreciation and amortization...............................    7,196      22,375
Amortization of product costs...............................    3,660      15,562
Restructuring charges and other asset write-offs............       --      44,854
Other, net..................................................    7,571       5,904
                                                              -------    --------
  Net cash provided by operating activities of discontinued
     operations.............................................  $18,076    $ 62,237
                                                              =======    ========
Capitalization of product costs.............................  $(5,201)   $(15,180)
Capital expenditures........................................   (2,077)     (7,291)
Other, net..................................................       15      (1,568)
                                                              -------    --------
  Net cash used in investing activities of discontinued
     operations.............................................  $(7,263)   $(24,039)
                                                              =======    ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 4 -- 1999 RECAPITALIZATION

     In September 1999, the Company completed a transaction (1999 recapitalization) involving agreements with its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (Chandler Trusts). The 1999 recapitalization resulted in the formation of a new limited liability company, TMCT II, LLC (TMCT II).

     Pursuant to the TMCT II contribution agreement, the Company, Eagle New Media and Eagle Publishing (Eagle Companies) and the Chandler Trusts made the following capital contributions to TMCT II:

          1. the Company contributed preferred units issued by the operating partnerships of 8 unrelated real estate investment trusts (OP REIT Interests) with an aggregate purchase price of $600,000,000 and $2,000,000 in cash;
          2. the Eagle Companies contributed a total of $633,252,000 in cash or cash equivalents; and
          3. the Chandler Trusts contributed 9,306,000 shares of the Company's Series A common stock, 6,236,000 shares of the Company's Series C common stock, 381,000 shares of the Company's Series C-1 preferred stock and 245,000 shares of the Company's Series C-2 preferred stock (TMCT II Contributed Shares).

     The Company's purchase of the OP REIT Interests was funded with the proceeds of a $550,000,000 short-term line of credit provided by Citicorp and its commercial paper line. The Company refinanced this line of credit in October 1999 (see Note 6). The cash contributed by the Company and the Eagle Companies was used by TMCT II to purchase a portfolio of securities (TMCT II Portfolio).

     The Company, the Eagle Companies and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the OP REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts with the remaining portion of the cash flow from the OP REIT Interests and the TMCT II Portfolio primarily allocated to the Eagle Companies. The cash flow from the TMCT II Contributed Shares is largely allocated to the Company with the remaining portion of the cash flow from the TMCT II Contributed Shares primarily allocated to the Chandler Trusts. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes, 80% of the TMCT II Contributed Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C-1 and C-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company and the Eagle Companies account for their investment in TMCT II under the equity method. This net investment was $248,333,000 at September 30, 1999 and is included in "Investments" in the Condensed Consolidated Balance Sheet.

     In connection with the 1999 recapitalization, the Company agreed to use its reasonable best efforts to replace the outstanding Series C-1 and C-2 preferred stocks (which are now owned by TMCT II) with new Series D-1 and D-2 preferred stocks. The new Series D-1 and D-2 preferred stocks (which would be owned by TMCT II) will be identical to the existing Series C-1 and C-2 preferred stocks except that the increases in the dividend rate on the new Series D-1 and D-2 preferred stocks will be pursuant to a fixed and certain schedule.

     As a result of the 1999 recapitalization, for financial reporting purposes, the following number of shares have been included as treasury stock and excluded from earnings per share calculations:

          1. Series A and C common stocks -- 12,433,000;
          2. Series C-1 preferred stock -- 305,000;
          3. Series C-2 preferred stock -- 196,000.

     The annual net preferred stock dividends will be reduced to $8,055,000 beginning in 2000 assuming the replacement of the Series C-1 and C-2 preferred stocks with the new Series D-1 and D-2 preferred stocks is completed.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- RESTRUCTURING LIABILITY

     A summary of the activity in the restructuring liabilities is as follows (in thousands):

                                                          1998            1995
                                                      RESTRUCTURING   RESTRUCTURING    TOTAL
                                                      -------------   -------------   --------
Balance at December 31, 1998........................    $ 89,999         $22,905      $112,904
Cash payments.......................................     (58,991)         (9,016)      (68,007)
                                                        --------         -------      --------
Balance at September 30, 1999.......................    $ 31,008         $13,889      $ 44,897
                                                        ========         =======      ========

     During the year to date period ended September 30, 1999, cash spent on restructuring efforts included severance payments of $35,190,000, contract termination costs of $21,203,000, and lease payments of $10,051,000. At September 30, 1999, the remaining liability for severance costs aggregated $17,666,000.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Other current liabilities:
  1995 Restructuring.......................................     $ 9,302         $ 15,722
  1998 Restructuring.......................................      19,526           76,181
Other liabilities:
  1995 Restructuring.......................................       4,587            7,183
  1998 Restructuring.......................................      11,482           13,818
                                                                -------         --------
                                                                $44,897         $112,904
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

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- DEBT

     Debt consists of the following (dollars in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Short-term debt:
  Commercial paper at weighted average interest rates of
     5.7% and 5.3%..........................................   $  347,074       $298,603
  Short-term borrowings at a weighted average interest rate
     of 5.4%................................................       25,000             --
  Current maturities of long-term debt......................        7,230          7,440
  Other notes payable at interest rates of 5.6% and 5.4%....        6,575          6,567
                                                               ----------       --------
     Total short-term debt..................................   $  385,879       $312,610
                                                               ==========       ========
Long-term debt:
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $96 and $98....................   $  249,904       $249,902
  4.75% Liquid Yield Option Notes due April 15, 2017, net of
     unamortized discount of $280,546 and $288,129..........      219,454        211,871
  7 1/4% Debentures due March 1, 2013.......................      148,215        148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $555 and $559..................      147,445        147,441
  7 1/2% Debentures due July 1, 2023........................       98,750         98,750
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $152,056 and $158,080,
     with an effective interest rate of 4.3%................       41,485         47,088
  4 1/4% PEPS due March 15, 2001; 512,050 and 863,100
     securities stated at fair value........................       44,548         45,596
  Short-term borrowings refinanced to long-term debt........      550,000             --
                                                               ----------       --------
                                                                1,499,801        948,863
  Less current maturities...................................       (7,230)        (7,440)
                                                               ----------       --------
     Total long-term debt...................................   $1,492,571       $941,423
                                                               ==========       ========

     Interest rate swaps converted the weighted average interest rate on the 7 1/4% Debentures due March 1, 2013, 7 1/4% Debentures due November 15, 2096, the 6.61% Debentures, the 7 1/2% Debentures and the Liquid Yield Option Notes (LYONs(TM)) from 6.5% to 5.6% for the year to date period ended September 30, 1999.

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

     The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000. The redemption value of each PEPS is the product of (a) the redemption ratio, as defined below, (b) 90% and (c) the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the redemption date, plus cash in an amount equal to

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

all unpaid interest, whether or not accrued, that would have been payable on the PEPS through the maturity date. The redemption ratio will equal (a) 100%, if the market value of one share of AOL common stock is less than $43.61, or (b) a fraction, the numerator of which is $43.61 and the denominator of which is the market value of AOL common stock, if such market value is equal to or exceeds $43.61 but less than or equal to $50.16, or (c) 86.96%, if the market value of AOL common stock exceeds $50.16.

     The PEPS are recorded at fair market value as determined in the open market and will generally move in tandem with changes in the fair market value of AOL common stock. The net unrealized loss on the PEPS at September 30, 1999 and December 31, 1998 is $14,487,000 and $6,928,000, respectively, net of applicable income taxes, and is included in accumulated other comprehensive income. During the year to date period ended September 30, 1999, the Company sold approximately 316,000 shares of AOL stock and purchased a proportionate share of its PEPS in the open market for a total pretax gain of $16,855,000.

     In September 1999, the Company entered into an agreement with Citicorp for a $550,000,000 short-term line of credit in connection with the 1999 recapitalization. At September 30, 1999, borrowings of $550,000,000 under this line of credit were classified as long-term debt based on the Company's intent and ability to refinance as evidenced by the October 1999 issuance of $200,000,000 of 6.65% two-year notes maturing on October 15, 2001 and $400,000,000 of 7.45% ten-year notes maturing on October 15, 2009. The Company also entered into a two-year interest rate swap agreement for a notional amount of $200,000,000 expiring in October 2001. The swap agreement effectively converts the Company's $200,000,000 fixed rate debt at 6.65% to a variable rate obligation based on LIBOR.

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                            THIRD QUARTER ENDED      YEAR TO DATE ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                            --------------------    --------------------
                                              1999        1998        1999        1998
                                            --------    --------    --------    --------
Earnings:
  Income from continuing operations.......  $56,935     $19,295     $191,543    $113,333
  Preferred stock dividends...............   (5,424)     (5,424)     (16,272)    (16,272)
                                            -------     -------     --------    --------
  Earnings applicable to common
     shareholders for basic earnings per
     share................................   51,511      13,871      175,271      97,061
  LYONs interest expense, net of tax......    1,511          --        4,492          --
                                            -------     -------     --------    --------
  Earnings applicable to common
     shareholders for diluted earnings per
     share................................  $53,022     $13,871     $179,763    $ 97,061
                                            =======     =======     ========    ========
Shares:
  Weighted average shares for basic
     earnings per share...................   68,177      84,262       71,057      86,799
  Effect of dilutive securities:
     Stock options........................    1,941       1,969        1,672       2,269
     LYONs convertible debt...............    2,914          --        2,914          --
                                            -------     -------     --------    --------
  Adjusted weighted average shares for
     diluted earnings per share...........   73,032      86,231       75,643      89,068
                                            =======     =======     ========    ========
  Basic earnings per share from continuing
     operations...........................  $   .76     $   .16     $   2.47    $   1.12
                                            =======     =======     ========    ========
  Diluted earnings per share from
     continuing operations................  $   .73     $   .16     $   2.38    $   1.09
                                            =======     =======     ========    ========

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The Company has certain other convertible securities, which are not included in the calculation of diluted earnings per share, because the effects are antidilutive.

NOTE 8 -- ISSUANCE AND PURCHASE OF SHARES

     During the year to date period ended September 30, 1999, share purchases of the Company's Series A common shares were accomplished through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media. The Company and Eagle New Media purchased 2,877,000 shares of Series A common stock during the year to date period ended September 30, 1999, which more than offset 1,612,000 shares issued as a result of the exercise of stock options.

     At September 30, 1999, the Company had 115,000 put options outstanding with an average strike price of approximately $59.18. The put options, which have expiration dates in the fourth quarter of 1999, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

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

     The Company's future results could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information operating unit; (f) unfavorable foreign currency fluctuations; (g) material changes in tax liability due to unfavorable reviews by taxing authorities; (h) the inability of the Company, its vendors, suppliers or other third parties with which the Company interacts to resolve the Year 2000 issue in a timely manner; and (i) a general economic downturn resulting in decreased consumer and corporate spending on discretionary items such as magazines or newspapers.

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

NOTE 12 -- ACQUISITIONS AND DISPOSITIONS

     In February 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132,000,000. In April 1999, the Company acquired New Mass Media, Inc., a publisher of five alternative weekly newspapers in Connecticut, Massachusetts and New York, for approximately $17,500,000. These acquisitions were accounted for by the purchase method with the results of operations included in the Company's financial statements from the dates of acquisition. The purchase price of these acquisitions has been allocated primarily to goodwill and other intangible assets based on preliminary valuations. Pro forma results for the year to date periods ended September 30, 1999 and 1998, assuming the acquisitions occurred on January 1 of the respective year, would not be materially different from the results reported.

     In May 1999, the Company completed an agreement to merge Hollywood Online, Inc., and its Web site, hollywood.com, into Big Entertainment, Inc., in exchange for newly issued restricted stock of Big Entertainment, Inc. and a note with a then combined current value of approximately $31,500,000. The Company recorded a pretax gain of $17,200,000 ($10,700,000 after applicable taxes), related to this disposition. Additionally, the Company completed the sale of Apartment Search, Inc. in March 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal, was recorded in the third quarter of 1998.

     In September 1999, the Company announced its decision to sell the properties of The Sporting News, a sports related magazine, including sportingnews.com. Additionally, the Company announced its decision to sell AchieveGlobal, Allen Communication and StayWell which are classified as discontinued operations as further described in Note 3 to the Condensed Consolidated Financial Statements. These dispositions are anticipated to be completed by the first quarter of 2000.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 13 -- SEGMENT INFORMATION

     Financial data for the Company's segments is as follows (in thousands):

                                       THIRD QUARTER ENDED        YEAR TO DATE ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                       --------------------    ------------------------
                                         1999        1998         1999          1998
                                       --------    --------    ----------    ----------
REVENUES
  Newspaper Publishing...............  $606,623    $556,604    $1,813,238    $1,685,256
  Professional Information...........    61,745      54,407       174,400       156,850
  Magazine Publishing................    71,352      65,828       204,412       191,096
                                       --------    --------    ----------    ----------
          Total reportable
            segments.................   739,720     676,839     2,192,050     2,033,202
  Corporate and Other................        10         289           638           700
                                       --------    --------    ----------    ----------
                                       $739,730    $677,128    $2,192,688    $2,033,902
                                       ========    ========    ==========    ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing...............  $102,255    $ 80,511    $  320,468    $  255,924
  Professional Information...........    18,297       8,715        50,205        35,167
  Magazine Publishing................     7,507     (21,233)        9,990       (19,503)
                                       --------    --------    ----------    ----------
          Total reportable
            segments.................   128,059      67,993       380,663       271,588
  Corporate and Other................   (19,918)    (21,570)      (46,712)      (52,776)
                                       --------    --------    ----------    ----------
                                       $108,141    $ 46,423    $  333,951    $  218,812
                                       ========    ========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing...............  $ 31,927    $ 29,426    $   97,526    $   88,008
  Professional Information...........     1,984       1,331         5,424         4,825
  Magazine Publishing................     2,233       1,883         6,329         5,846
                                       --------    --------    ----------    ----------
          Total reportable
            segments.................    36,144      32,640       109,279        98,679
  Corporate and Other................       909         664         3,072         2,965
                                       --------    --------    ----------    ----------
                                       $ 37,053    $ 33,304    $  112,351    $  101,644
                                       ========    ========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing...............  $ 26,780    $ 31,187    $   93,760    $   74,292
  Professional Information...........     2,618       3,383         8,053        10,138
  Magazine Publishing................       853         625         3,463         1,471
                                       --------    --------    ----------    ----------
          Total reportable
            segments.................    30,251      35,195       105,276        85,901
  Corporate and Other................       252       1,056         4,265         4,367
                                       --------    --------    ----------    ----------
                                       $ 30,503    $ 36,251    $  109,541    $   90,268
                                       ========    ========    ==========    ==========

---------------
(1) Includes restructuring and one-time charges as follows:

Newspaper Publishing.................        --    $  4,725            --    $   39,575
Professional Information.............        --       6,468            --         6,468
Magazine Publishing..................        --      29,072            --        29,072
Corporate and Other..................        --       5,997            --         5,997
                                       --------    --------    ----------    ----------
                                             --    $ 46,262            --    $   81,112
                                       ========    ========    ==========    ==========

     A reconciliation of operating profit to income from continuing operations before income tax provision is set forth in the Company's Condensed Consolidated Statements of Income on page 3.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     Identifiable assets of the Company's segments are as follows (in thousands):

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Newspaper Publishing.......................................   $2,287,711       $1,999,880
Professional Information...................................      113,383           96,765
Magazine Publishing........................................      283,099          271,457
                                                              ----------       ----------
          Total reportable segments........................    2,684,193        2,368,102
Corporate and Other........................................      938,718        1,600,199
Discontinued Operations....................................      181,039          189,628
                                                              ----------       ----------
                                                              $3,803,950       $4,157,929
                                                              ==========       ==========

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's 1999 third quarter earnings per share from continuing operations increased 26% to $.73 per share on a diluted basis compared to $.58 per share in the prior year quarter, excluding 1998 restructuring and one-time charges. The Newspaper Publishing and Professional Information segments both achieved a 20% gain in operating profit, reflecting outstanding performance, particularly at the Los Angeles Times, Newsday, Baltimore Sun and Jeppesen. In addition, the 1999 third quarter earnings per share benefited from the effective retirement of shares previously held by the public and the Company's largest shareholders, the Chandler Trusts. Revenues rose over 9% in the 1999 third quarter compared to the prior year, including the effects of acquisitions, with growth at all of the Company's business segments.

DISPOSITIONS

     In September 1999, Times Mirror announced its decision to sell AchieveGlobal, Inc., a professional training company; Allen Communication, an interactive software and training courseware developer; The StayWell Company, a health improvement information company, and The Sporting News, a sports magazine. While the Company will continue to operate these businesses until the completion of the sales, the accompanying financial information reflect AchieveGlobal, Allen Communication and StayWell as discontinued operations for all periods presented. The proposed sale of The Sporting News does not qualify for discontinued operations treatment and continues to be reported in the Magazine Publishing segment. These dispositions are anticipated to be completed by the first quarter of 2000.

1999 RECAPITALIZATION

     In September 1999, the Company completed a recapitalization transaction with the Chandler Trusts. The 1999 recapitalization resulted in a net effective reduction, for financial reporting purposes, in the number of shares of the Series A and C common stocks by 12.4 million shares and in Series C-1 and C-2 preferred stocks by .5 million shares. Also, in connection with this recapitalization, the Company agreed to use its reasonable best efforts to replace the Series C-1 and C-2 preferred stocks with new Series D-1 and D-2 preferred stocks. The new Series D-1 and D-2 preferred stocks will be identical to the existing Series C-1 and C-2 preferred stocks except that the increases in the dividend rate on the new Series D-1 and D-2 preferred stocks will be pursuant to a fixed and certain schedule. As a result of the effective reduction of preferred stock and the intended replacement of the preferred stock, preferred stock dividends will be reduced to $8.1 million annually. In connection with the recapitalization, the Company entered into a $550.0 million short-term line of credit that was subsequently refinanced in October 1999 with the net proceeds from the sale of $200.0 million of 6.65% two-year notes due October 15, 2001 and $400.0 million of 7.45% ten-year notes due October 15, 2009 (see Note 4 to the Condensed Consolidated Financial Statements for further information on the 1999 recapitalization).

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (in thousands, except per share amounts):

                                      THIRD QUARTER ENDED         YEAR TO DATE ENDED
                                         SEPTEMBER 30,              SEPTEMBER 30,
                                     ----------------------    ------------------------
                                       1999         1998          1999          1998
                                     --------    ----------    ----------    ----------
Revenues...........................  $739,730    $  677,128    $2,192,688    $2,033,902
Restructuring and one-time
  charges..........................        --        46,262            --        81,112
Operating profit...................   108,141        46,423       333,951       218,812
Interest expense, net..............   (13,910)       (5,008)      (30,639)      (26,840)
Other, net.........................     2,070         9,173        24,088        16,497
Income from continuing
  operations.......................    56,935        19,295       191,543       113,333
Discontinued operations:
  Income (loss) from discontinued
     operations, net of taxes......       130       (26,882)         (351)      (26,458)
  Net gain on disposal, net of
     taxes.........................        --     1,084,136            --     1,084,136
Net income.........................    57,065     1,076,549       191,192     1,171,011
Preferred stock dividends..........     5,424         5,424        16,272        16,272
Earnings applicable to common
  shareholders.....................    51,641     1,071,125       174,920     1,154,739
Basic earnings (loss) per common
  share:
  Continuing operations............  $    .76    $      .16    $     2.47    $     1.12
  Discontinued operations..........        --         12.55          (.01)        12.18
                                     --------    ----------    ----------    ----------
Basic earnings per share...........  $    .76    $    12.71    $     2.46    $    13.30
                                     ========    ==========    ==========    ==========
Diluted earnings (loss) per common
  share:
  Continuing operations............  $    .73    $      .16    $     2.38    $     1.09
  Discontinued operations..........        --         12.26          (.01)        11.87
                                     --------    ----------    ----------    ----------
Diluted earnings per share.........  $    .73    $    12.42    $     2.37    $    12.96
                                     ========    ==========    ==========    ==========
Weighted average shares:
  Basic............................    68,177        84,262        71,057        86,799
                                     ========    ==========    ==========    ==========
  Diluted..........................    73,032        86,231        75,643        89,068
                                     ========    ==========    ==========    ==========

     Revenues for the third quarter and year to date period ended September 30, 1999 rose 9.2% and 7.8%, respectively, compared to the prior year periods due to higher revenues in all of the Company's business segments, including the effects of acquisitions (See further discussion of segment results under the caption "Analysis by Segment").

     Operating profit for the third quarter and year to date period ended September 30, 1999 increased 16.7% and 11.3%, respectively, compared to the prior year periods, excluding the 1998 pretax restructuring and one-time charges. The increases were due primarily to improvements in the Newspaper Publishing and Professional Information segments. For the third quarter and year to date period ended September 30, 1999, operating profit was affected by lower pension income due to reduced amortization of the transition asset of $4.3 million and $12.3 million, respectively. For the third quarter and year to date period ended September 30,

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998, pretax restructuring and one-time charges were $46.3 million ($35.9 million after applicable taxes) and $81.1 million ($57.6 million after applicable taxes), respectively.

     For the 1999 third quarter, income from continuing operations was $56.9 million, or $.73 per share, compared with $55.2 million, or $.58 per share, in the prior year quarter, excluding the 1998 restructuring and one-time charges. Income from continuing operations for the year to date period ended September 30, 1999 was $180.9 million, or $2.24 per share, compared to $171.0 million, or $1.74 per share, in the prior year period, excluding a 1999 pretax gain on the sale of Hollywood Online, Inc. of $17.2 million ($10.7 million after applicable taxes) and the 1998 restructuring and one-time charges.

     Earnings per share for 1999 increased compared to 1998 due to the lower weighted average number of shares and higher earnings.

     Net interest expense for the 1999 third quarter increased compared to the prior year quarter due primarily to lower interest income and higher debt levels resulting from the 1999 recapitalization, as well as share purchase activity in prior quarters. For the year to date period ended September 30, 1999, net interest expense increased due primarily to share purchases.

ANALYSIS BY SEGMENT

     Unless specifically stated otherwise, the following sections discuss the revenues and operating profit of the Company's principal lines of businesses, excluding 1998 restructuring and one-time charges. All comments, except where noted, apply to both the third quarter and the year to date period ended September 30, 1999 compared to the prior year periods.

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                         THIRD QUARTER ENDED SEPTEMBER 30,    YEAR TO DATE ENDED SEPTEMBER 30,
                         ----------------------------------   --------------------------------
                            1999         1998       CHANGE       1999         1998      CHANGE
                         ----------   ----------   --------   ----------   ----------   ------
Revenues:
  Advertising..........   $486,710     $435,217      11.8%    $1,454,601   $1,322,498    10.0%
  Circulation..........    107,096      108,675      (1.5)       320,149      325,520    (1.6)
  Other................     12,817       12,712        .8         38,488       37,238     3.4
                          --------     --------               ----------   ----------
                          $606,623     $556,604       9.0%    $1,813,238   $1,685,256     7.6%
                          ========     ========               ==========   ==========
Operating profit.......   $102,255     $ 80,511      27.0%    $  320,468   $  255,924    25.2%
                          ========     ========               ==========   ==========
Operating profit,
  excluding
  restructuring and
  one-time charges.....   $102,255     $ 85,236      20.0%    $  320,468   $  295,499     8.4%
                          ========     ========               ==========   ==========

     Newspaper Publishing revenues rose in the 1999 third quarter compared to the prior year quarter including the addition of Newport Media, Inc., which was acquired in February 1999. Excluding Newport Media, 1999 third quarter revenues rose 6.1%, with the Los Angeles Times up 4.9% and the Eastern newspapers up 7.2% compared to the prior year quarter. Advertising revenue gains were achieved at each of the Company's newspapers with particular strength at the Eastern newspapers. Excluding Newport Media, advertising revenues in the 1999 third quarter rose 8.1%, with The Times up 7.2% and the Eastern newspapers up 9.1% compared to the prior year quarter. For the year to date period ended September 30, 1999, Newspaper Publishing revenues, excluding Newport Media and Recycler, acquired in April 1998, rose 4.2%, with The Times up 3.0% and the Eastern newspapers up 5.3% compared to the prior year period. Excluding acquisitions,

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

advertising revenues for the year to date period ended September 30, 1999 rose 5.9%, with The Times up 4.8% and the Eastern newspapers up 7.0% compared to the prior year period.

     Circulation revenues declined slightly as marketing strategies, largely at The Times, involving pricing and promotional discounts to stimulate circulation volume resulted in lower overall circulation revenues. Excluding acquisitions, circulation revenues for the Newspaper Publishing segment declined 1.5% and 2.5% for the third quarter and year to date period ended September 30, 1999, respectively, compared to the prior year periods.

     Segment operating profit for 1999 increased largely due to strong gains in national advertising and declines in newsprint expense. The 1999 third quarter improvement in operating profit was aided by a reduction in newsprint expense of 8.6% on a 9.3% decline in average newsprint prices. Newsprint expense was only partially affected by newsprint price declines due to the Company's use of newsprint hedging contracts. Excluding newsprint and the impact of acquisitions, other expenses rose 6.5% in the 1999 third quarter compared to the prior year quarter due primarily to ongoing growth initiatives. Newsprint expense for the year to date period ended September 30, 1999 decreased 5.9% on a 6.5% decline in average newsprint prices. Non-newsprint costs rose 5.9% for the year to date period ended September 30, 1999 compared to the prior year period, excluding the effects of acquisitions.

     Newspaper Publishing segment's operating profit for the third quarter and year to date period ended September 30, 1998 included restructuring and one-time charges of $4.7 million and $39.6 million, respectively, for charges related primarily to contract termination costs, termination benefits and asset write-offs.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                          THIRD QUARTER ENDED SEPTEMBER 30,    YEAR TO DATE ENDED SEPTEMBER 30,
                          ---------------------------------    ---------------------------------
                            1999         1998       CHANGE       1999         1998       CHANGE
                          ---------    ---------    -------    ---------    ---------    -------
Revenues................   $61,745      $54,407       13.5%    $174,400     $156,850      11.2%
                           =======      =======                ========     ========
Operating profit........   $18,297      $ 8,715      100.0+%   $ 50,205     $ 35,167      42.8%
                           =======      =======                ========     ========
Operating profit,
  excluding
  restructuring and one-
  time charges..........   $18,297      $15,183       20.5%    $ 50,205     $ 41,635      20.6%
                           =======      =======                ========     ========

     The operating results for the Professional Information segment consist entirely of Jeppesen, the Company's flight information provider, after reflecting AchieveGlobal, Allen Communication, and StayWell as discontinued operations. Jeppesen demonstrated outstanding performance so far in 1999 as revenues and operating profit rose resulting from strong product demand and growth in the commercial aviation market, as well as higher flight planning revenues.

     Jeppesen's operating profit for both the third quarter and year to date period ended September 30, 1998 included restructuring and one-time charges of $6.5 million for charges related primarily to termination benefits, lease termination and other costs.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                           THIRD QUARTER ENDED SEPTEMBER 30,      YEAR TO DATE ENDED SEPTEMBER 30,
                           ---------------------------------     ----------------------------------
                             1999         1998       CHANGE         1999         1998       CHANGE
                           ---------   ----------   --------     ----------   ----------   --------
Revenues:
  Advertising............   $48,895     $ 43,854       11.5%      $136,804     $125,653        8.9%
  Circulation............    19,383       19,395        (.1)        56,987       56,832         .3
  Other..................     3,074        2,579       19.2         10,621        8,611       23.3
                            -------     --------                  --------     --------
                            $71,352     $ 65,828        8.4%      $204,412     $191,096        7.0%
                            =======     ========                  ========     ========
Operating profit.........   $ 7,507     $(21,233)    (100.0)+%    $  9,990     $(19,503)    (100.0)+%
                            =======     ========                  ========     ========
Operating profit,
  excluding restructuring
  and one-time charges...   $ 7,507     $  7,839       (4.2)%     $  9,990     $  9,569        4.4%
                            =======     ========                  ========     ========

     Magazine Publishing achieved advertising revenue gains at most of the magazines in 1999 compared to the prior year periods. The acquisition of Senior Golfer in October 1998 also contributed to higher revenues. Circulation revenues remained essentially even with the prior year periods. The 1999 operating profit was affected by ongoing investments in the launch of TransWorld SURF and Outdoor Explorer as well as higher expenses resulting from the acquisition of Senior Golfer. Excluding The Sporting News, revenues in the 1999 third quarter were $61.3 million, and operating profit was $8.6 million. For the year to date period ended September 30, 1999, operating profit was higher due to a reduction in accumulated reserves to fund certain employee benefits of $1.1 million.

     Magazine Publishing segment's operating profit for both the third quarter and year to date period ended September 30, 1998 included restructuring and one-time charges of $29.1 million primarily for impairment charges related to goodwill associated with two of the Company's magazine titles.

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                            THIRD QUARTER ENDED SEPTEMBER 30,     YEAR TO DATE ENDED SEPTEMBER 30,
                            ----------------------------------   ----------------------------------
                               1999         1998       CHANGE       1999         1998       CHANGE
                            ----------   ----------   --------   ----------   ----------   --------
Revenues..................   $     10     $    289      (96.5)%   $    638     $    700       (8.9)%
                             ========     ========                ========     ========
Operating loss............   $(19,918)    $(21,570)      (7.7)%   $(46,712)    $(52,776)     (11.5)%
                             ========     ========                ========     ========
Operating loss, excluding
  restructuring and
  one-time charges........   $(19,918)    $(15,573)      27.9%    $(46,712)    $(46,779)       (.1)%
                             ========     ========                ========     ========

     Operating loss increased in the 1999 third quarter compared to the prior year due primarily to higher expenses for systems implementations to consolidate financial and human resource applications at a central processing site. For the year to date period ended September 30, 1999, operating loss was lower due to a reduction in accumulated reserves to fund certain employee benefits of $3.1 million.

     Corporate and Other's operating loss for both the third quarter and year to date period ended September 30, 1998 included restructuring and one-time charges of $6.0 million primarily for lease termination costs.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

     The 1999 and 1998 third quarter results include pretax gains on the sale of America Online (AOL) shares, along with the purchase of a proportionate share of the related PEPS, of $6.5 million ($3.9 million after applicable taxes), or $.05 per share, as compared to $7.7 million ($4.6 million after applicable taxes), or $.05 per share, in the prior year. Additionally, in the 1999 third quarter, the Company reduced the carrying value of certain of its investments. For the year to date period ended September 30, 1999, the pretax gain on the sale of AOL shares was $16.9 million ($10.0 million after applicable taxes), or $.13 per share. The Company also had a pretax gain on the sale of Hollywood Online, Inc. of $17.2 million ($10.7 million after applicable taxes), or $.14 per share, for the year to date period ended September 30, 1999.

RESTRUCTURING LIABILITY

     A summary of the activity in restructuring liabilities is as follows (in thousands):

                                                 DECEMBER 31,    1999 CASH    SEPTEMBER 30,
                  DESCRIPTION                        1998        PAYMENTS         1999
                  -----------                    ------------    ---------    -------------
1998 Restructuring:
  Termination benefits.........................    $51,169       $(34,939)       $16,230
  Contract terminations........................     31,264        (21,203)        10,061
  Lease termination costs......................      6,203         (2,321)         3,882
  Technology asset costs.......................        640           (470)           170
  Other costs..................................        723            (58)           665
                                                   -------       --------        -------
          Total................................    $89,999       $(58,991)       $31,008
                                                   =======       ========        =======
1995 Restructuring.............................    $22,905       $ (9,016)       $13,889
                                                   =======       ========        =======

     Annual expense reductions resulting from the 1998 restructuring program are in line with management's expectations. The remaining 1995 restructuring liability relates primarily to lease payments on unoccupied properties. The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring programs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded principally by its operations. Proceeds from borrowings have been used primarily to fund share purchases and the 1999 recapitalization.

     At September 30, 1999, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program that is available for short-term cash requirements. The Company had $347.1 million and $264.0 million of commercial paper outstanding at September 30, 1999 and November 5, 1999, respectively.

     In connection with the 1999 recapitalization, the Company entered into a $550.0 million short-term line of credit of which borrowings of $550.0 million were outstanding at September 30, 1999. This line of credit was refinanced in October 1999 with the net proceeds from the sale of $200.0 million of 6.65% two-year notes due October 15, 2001 and $400.0 million of 7.45% ten-year notes due October 15, 2009. At November 5, 1999, the Company had $400.0 million remaining under shelf registration statements that had not been utilized. There is no assurance that the Company will be able to utilize the remaining shelf registration on terms acceptable to the Company.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is the sole manager of Eagle New Media Investments, LLC (Eagle New Media) and Eagle Publishing Investments, LLC (Eagle Publishing). A substantial portion of the assets of Eagle New Media and Eagle Publishing were utilized in connection with the 1999 recapitalization (see Note 4). At September 30, 1999, Eagle New Media and Eagle Publishing had cash and cash equivalents of $122.8 million. The Company intends to deploy the cash and cash equivalents of these companies to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use these funds for the Company's general working capital purposes. For financial reporting purposes, Eagle New Media and Eagle Publishing are consolidated with the financial results of the Company.

ACQUISITIONS AND DISPOSITIONS

     In February 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas for approximately $132.0 million. In April 1999, the Company acquired New Mass Media, Inc., a publisher of five alternative weekly newspapers in Connecticut, Massachusetts and New York, for approximately $17.5 million.

     In May 1999, the Company completed an agreement to merge Hollywood Online, Inc., and its Web site, hollywood.com, into Big Entertainment, Inc., in exchange for newly-issued restricted stock of Big Entertainment, Inc. and a note with a then combined current value of approximately $31.5 million. Additionally, the Company completed the sale of Apartment Search, Inc. in March 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal, was recorded in the third quarter of 1998.

COMMON SHARE PURCHASES

     During the year to date period ended September 30, 1999, share purchases of the Company's Series A common shares were accomplished through a combination of a forward purchase agreement, put options and open market purchases by Eagle New Media. The Company and Eagle New Media purchased 2.9 million shares of its Series A common stock during the year to date period ended September 30, 1999, which more than offset 1.6 million shares issued as a result of the exercise of stock options.

     The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. Purchases by the Company and its affiliates are expected to be made during the next two years in the open market or in private transactions, depending on market conditions, and may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. As of September 30, 1999, the Company and its affiliates are authorized to purchase
4.2 million shares of Series A common stock.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

     The following table sets forth certain items from the Condensed Consolidated Statements of Cash Flows (in thousands):

                                                                YEAR TO DATE ENDED
                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                                1999          1998
                                                             -----------    ---------
Net cash provided by operating activities of continuing
  operations...............................................  $   217,888    $ 150,550
Acquisitions, net of cash acquired.........................     (169,671)    (198,276)
Capital expenditures.......................................     (109,541)     (90,268)
Contribution to TMCT II, LLC...............................   (1,235,252)          --
Purchase of Times Mirror common stock, including exercise
  of put options, net of premiums received.................     (169,310)    (521,865)
Net proceeds from short-term and other borrowings..........      623,479      154,478

     Cash generated by operating activities of continuing operations for the year to date period ended September 30, 1999 was higher compared to the prior year primarily due to higher earnings.

     During the year to date period ended September 30, 1999, Eagle New Media acquired Newport Media, Inc. for approximately $132.0 million. In April 1999, the Company acquired New Mass Media, Inc. for approximately $17.5 million.

     Capital expenditures for the year to date period ended September 30, 1999 were higher compared to the same period in 1998 primarily due to the Company's continuing investments for future growth which included facility renovations within the Newspaper Publishing segment and the ongoing conversion to a 50-inch web at The Times. Additionally, the Company increased capital spending related to information technology projects, including Year 2000 requirements. Capital expenditures are currently expected to approximate $180.0 million for 1999.

     In September 1999, the Company and its affiliates contributed $1.24 billion in assets to TMCT II, LLC (see Note 4).

     Total debt at September 30, 1999 rose to $1.88 billion from $1.25 billion at December 31, 1998 primarily due to borrowings to finance the 1999 recapitalization.

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

     Testing -- This phase includes defining test plans, establishing a test environment, developing test cases, performing testing (with third parties if necessary), and certifying and documenting the results. The certification process entails having subject matter experts (users) review test results, including computer screens and printouts against pre-established criteria to ensure system compliance. Testing and production implementation was substantially complete in September 1999.

     Contingency Planning -- This phase focuses on reducing the risk of Year 2000-induced business disruptions to help ensure the Company's ability to produce a minimum acceptable level of products and services in the event of internal or external critical systems failures. The Company has developed and will continue to refine contingency plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. The plans include increasing levels of consumable inventory, such as newsprint, ink and printing plates, as well as preparing alternate procedures for critical internal processes and identifying alternate external resources. Except as discussed below, contingency planning was substantially complete in September 1999.

     To minimize the impact of disruptions in electrical power that may occur around midnight December 31, 1999, the Company is planning to print most sections of its newspapers prior to midnight. In addition, the Company's four largest newspapers either have or will have electrical generators available to print sections with late-breaking news. Testing of electrical generators used to operate the presses is expected to be completed in November and early December 1999. The Company's other newspaper properties, having a combined daily circulation of less than 250,000, will rely on reciprocal printing agreements. If there is a disruption in electrical power and the Company is unable to successfully use these arrangements, these properties may not be able to produce a daily newspaper until electrical power is restored. The Company's Professional Information and Magazine Publishing business segments currently have electrical generators to support critical systems and the Company does not expect these businesses to be materially impacted by a temporary disruption in electrical power.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company believes that its Year 2000 project is on schedule. The table below lists the percentage complete for each project phase as of September 30, 1999. The Company expects to complete all of these project phases by year end 1999. The project has been designated as the highest priority of the Company's information technology departments.

                                                              PERCENT COMPLETE AS OF
                       PROJECT PHASE                            SEPTEMBER 30, 1999
                       -------------                          ----------------------
Inventory...................................................           100%
Assessment/Planning.........................................           100%
Remediation.................................................            99%
Testing.....................................................            96%
Contingency Planning........................................            95%

EXTERNAL RELATIONSHIPS

     The Company also faces the risk that one or more of its significant suppliers or other third-party businesses ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues. Beginning in October 1998, compliance questionnaires were sent to all significant suppliers and other significant third parties such as financial institutions, utility companies and content providers. As of September 30, 1999, 90% of significant suppliers have responded, with 66% responding that they are compliant and 24% responding that they are in the process of becoming, and expect to be, Year 2000 compliant. Further follow-up efforts are being made for the 10% that have not replied and alternative Year 2000 compliant suppliers are being identified. The Company has received written statements from its major newsprint suppliers that they expect to be Year 2000 ready.

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

     Excluding these agencies and the Company's suppliers discussed above, 79% of third parties have responded to the Company's questionnaires with 55% responding that they are compliant and 24% responding that they are in the process of becoming, and expect to be, Year 2000 compliant. Additional follow-up efforts are being made for the 21% that have not replied and, where appropriate, contingency plans are in place. However, the Company has no means of ensuring that such suppliers or third parties will be Year 2000 ready. The inability of these parties to complete their Year 2000 resolution process in a timely fashion could have a material adverse effect on the Company.

YEAR 2000 COSTS

     Internal and external resources have been utilized to perform all phases of the Year 2000 project. The Company has incurred costs of $33.8 million for the Year 2000 project, of which $26.2 million has been capitalized and $7.6 million has been expensed. These costs include year to date period ended September 30, 1999 capital expenditures of $10.4 million and expenses of $3.8 million. Total project costs are estimated to be $40.5 million. These costs do not include costs for employees working on the project. During 1999, an average of about 100 employees will have worked on the project with related costs estimated at $8.1 million.

     The above estimates are for both information technology and non-information technology systems, and include capital costs associated with planned replacements previously budgeted for business reasons, which

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

incidentally, include Year 2000 compliance. Year 2000 costs are funded through operating cash flows. Although priorities have been realigned, the Company has not deferred significant systems enhancements to become Year 2000 ready.

YEAR 2000 RISKS

     Management believes that it has an effective program in place to address its Year 2000 issues in a timely manner and believes the necessary modifications, replacement and testing of critical systems to be substantially complete, subject to uncertainties as discussed below. As a result, the Year 2000 issue is not expected to pose significant operational or financial issues for the Company. The Company's expectations regarding its Year 2000 efforts are subject to various uncertainties that could cause the actual results to differ materially from the discussion above. These uncertainties include the success of the Company in identifying systems that are not Year 2000 ready and the related costs of remediating, if any; the impact of embedded microchips whose Year 2000 readiness could not be tested and the success of vendors, suppliers and other third parties with which the Company interacts in addressing the Year 2000 issue. If the Company, its vendors, suppliers or such other parties are unable to fully resolve the Year 2000 issue, the Company may not be able to prepare and distribute its publications and products as well as provide its services in a timely manner, which may have a material adverse effect on the Company's results of operations.

DISCONTINUED BUSINESSES

     The above discussion of the Company's Year 2000 program does not include information with respect to AchieveGlobal, Allen Communication or StayWell, which are reflected as discontinued operations. The Company will operate these businesses until their respective dispositions and continues to implement the comprehensive program to address the Year 2000 issue that was instituted before its decision to sell these businesses. The Company believes that its Year 2000 program with respect to the discontinued businesses is on schedule and each project phase is substantially complete as of September 30, 1999 with full completion expected by year end 1999. The information provided above with respect to the Company's continuing businesses relating to external relationships, Year 2000 costs and related risks would not be materially different if it included information regarding the discontinued businesses.

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

     Certain statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and related to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The term "expect," "anticipate," and "intend" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. For example, there can be no assurances that the statements contained herein with respect to expected disposition of certain businesses, share purchases, capital expenditures, the

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's Year 2000 efforts or the satisfactory resolution of contingent liabilities will be achieved. Actual results and experience may differ materially from the forward-looking statements and could be adversely affected by a number of factors. Some of these factors are described above and in Note 9 to the Condensed Consolidated Financial Statements. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

DISCUSSIONS EXCLUDING RESTRUCTURING AND ONE-TIME CHARGES

     Management's discussion and analysis of its results of operations presents information regarding operating profit as well as operating profit excluding the impact of restructuring and one-time charges. The Company believes that the financial information which excludes restructuring and one-time charges is necessary to an understanding of its operations and provides for a more comparable analysis of historical results as well as indications of future financial performance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

        27.  Financial Data Schedule.

     (b) The Company filed a current report on Form 8-K on September 7, 1999 announcing its decision to sell AchieveGlobal, Inc., Allen Communication and The StayWell Company (Discontinued Businesses), as well as The Sporting News. In addition, the Company announced that it had completed a transaction with its largest shareholders, the Chandler Trusts.

     The Company filed a current report on Form 8-K on September 29, 1999 to restate its financial information and related disclosures to reflect the Discontinued Businesses as discontinued operations.

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

Date: November 12, 1999