Form 10-K
period 1999-12-31
TIMES MIRROR CO /NEW/
filed 2000-03-17
CIK 925260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NUMBER 1-13492
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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 13, 2000 was approximately $2.9 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

     Number of shares of Series A Common Stock outstanding at March 13, 2000:
40,471,127, excluding 18,237,864 shares held by subsidiaries of the Registrant; 4,001,067 common shares held by TMCT, LLC, representing 80% of the common shares held by TMCT, LLC; 12,432,973 shares held by TMCT II, LLC, representing 80% of the shares held by TMCT II, LLC; 16,230,026 shares held by Eagle New Media Investments, LLC and 2,589,077 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at March 13, 2000:
18,196,797.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders to be filed by the Company within 120 days after the end of the Company's fiscal year or will be filed under a Form 10-K/A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Times Mirror Company ("Times Mirror" or the "Company") is engaged principally in the newspaper publishing, professional information and magazine publishing businesses. The Company publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. The Company also provides information to the aviation market and publishes magazines.

     During 1999, Times Mirror engaged in several strategic transactions including the acquisition by an investment affiliate of Newport Media, Inc., a publisher of shopper publications in the New York and New Jersey areas, ValuMail, Inc., a shared mail company that distributes preprinted advertising in Connecticut and Massachusetts, and Airspace Safety Analysis Corporation, a provider of airspace utilization and Federal Aviation Administration compliance services for the telecommunications and aviation industries. In addition, during 1999, the Company acquired New Mass. Media, Inc., a publisher of five weekly alternative newspapers in Connecticut, Massachusetts and New York, and sold Hollywood Online, Inc. and Apartment Search, Inc.

     In September 1999, Times Mirror, its affiliates and its largest stockholders, the Chandler Trusts, completed a transaction that, for financial reporting purposes, reduced Times Mirror's outstanding common stock by 12.4 million shares and reduced Times Mirror's then outstanding Series C Preferred Stock by 501,000 shares. In September 1999, Times Mirror also decided to sell AchieveGlobal, Inc., its professional training company, Allen Communication, a division of AchieveGlobal that develops and markets interactive software and training courseware, The StayWell Company, a health improvement company, and The Sporting News, a national sports weekly. In February 2000, Gilat Communications Ltd. acquired Allen Communication, Vulcan Ventures Inc. agreed to acquire The Sporting News and MediMedia USA, Inc., a subsidiary of Havas MediMedia S.A., agreed to acquire The StayWell Company.

     In the fourth quarter of 1999, Times Mirror formed a new Internet unit, Times Mirror interactive, focused on growing the Company's existing online franchises and developing new businesses that leverage existing capabilities. The Company continued to have an active share purchase program with a total of
3.2 million shares of Series A Common Stock acquired by the Company or its affiliates during 1999, not including shares effectively retired in the transaction with the Chandler Trusts. This more than offset the 2.0 million shares of Series A Common Stock issued as a result of the exercise of stock options.

     On March 13, 2000, Times Mirror and Tribune Company (Tribune) signed a definitive agreement for the merger of the two companies in a cash and stock transaction valued at approximately $8 billion based on the closing price of Tribune common stock on March 10, 2000. Under the terms of this agreement, Tribune will make a cash tender offer for up to 28 million shares of the Company's common stock, which represents approximately 48% of the shares of common stock outstanding as of March 13, 2000, at a price of $95 per share. Following completion of the tender offer, Times Mirror and Tribune will merge in a transaction in which each share of Times Mirror common stock is converted into
2.5 shares of Tribune common stock. In addition, if fewer than 28 million Times Mirror common shares are purchased in the tender offer, Times Mirror shareholders will be permitted to elect cash, at a price of $95 per share, in the merger, up to the balance of the 28 million shares. The merger is subject to the approval of the shareholders of both companies and other customary conditions, including regulatory approvals. Times Mirror expects the tender offer to be completed in mid-April and the merger to be completed in the second or third quarter of 2000.

NEWSPAPER PUBLISHING SEGMENT

     Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several other daily and weekly newspapers. Local management operates each daily newspaper substantially independently in order to most effectively meet the needs of the area each newspaper serves. Editorial policies are also established by local management. The Company continues to move toward centralizing the back-office operations of its eastern newspapers and certain of its other business units. Each daily newspaper is a member of Associated Press. The Los Angeles Times and Newsday also subscribe to other supplementary news services. Production of Times Mirror's newspapers is performed on presses owned by Times Mirror.

  LOS ANGELES TIMES

     The Los Angeles Times has been published continuously since 1881 and, in 1999, won a Pulitzer Prize for beat reporting. It is published every morning and, for the six-month period ended September 30, 1999, as reported by the Company to the Audit Bureau of Circulations, ranked as the largest metropolitan newspaper in the United States in circulation. In 1999, its annual average unaudited circulation was 1,106,749 for Monday through Friday, 1,000,140 for Saturday and 1,381,422 for Sunday, compared with 1,097,079, 1,017,398 and 1,385,145, respectively, in 1998. Approximately 71%, 76% and 77% of the Monday through Friday, Saturday and Sunday circulation, respectively, was home-delivered in 1999, compared with 75%, 79% and 78% of the circulation, respectively, in 1998.

     In 1999, the Los Angeles Times recorded full-run billed advertising volume of 3,387,845 standard advertising unit inches (hereinafter "inches"), part-run volume of 6,333,733 inches, and preprinted inserts of 1,156.0 million pieces, compared with 3,212,104 inches, 5,362,693 inches and 1,169.3 million pieces, respectively, in 1998. In addition, the Los Angeles Times derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,469.2 million pieces in 1999, compared with 1,138.5 million pieces in 1998.

     In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions. The Los Angeles Times also publishes a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C. In an effort to provide targeted local news coverage, the Los Angeles Times inserts daily and semi-weekly community newspapers published by Times Community Newspapers. In 1999, the Los Angeles Times also inserted 12 daily and weekly community news sections under the banner Our Times. In 1999, the Los Angeles Times also established joint distribution agreements with La Opinion, the largest Spanish-language daily newspaper in Southern California, in which the Company owns a 50% equity interest, and other local native-language newspapers. Through E Z Buy & E Z Sell Recycler Corporation, Times Mirror publishes a collection of 19 alternative classified papers in Southern California including titles such as the Recycler, AutoBuys, CycleBuys and the Renter.

     In conjunction with the Washington Post, the Los Angeles Times operates a supplementary news service sold to newspapers in the United States and foreign countries. The Los Angeles Times also syndicates material to other newspapers throughout the world.

     Net revenues for the Los Angeles Times, including California Community News Corporation and E Z Buy & E Z Sell Recycler Corporation, were $1,205,665,000 in 1999, $1,137,521,000 in 1998 and $1,088,822,000 in 1997, representing 39.8%,
40.9%, and 41.2% of the Company's consolidated revenues from continuing operations for such years.

  NEWSDAY

     Newsday, which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the borough of Queens in New York City. In 1999, Newsday ranked as the sixth largest metropolitan daily newspaper in the country for Monday through Friday circulation, and as the eleventh largest for Sunday circulation. In 1999, Newsday's annual average unaudited circulation was 568,697 for Monday through Friday, 450,451 for Saturday, and 663,534 for Sunday, compared with 567,227, 459,732 and 658,351, respectively, in 1998. Newsday also publishes Distinction, a bi-monthly magazine designed to serve Long Island's upscale community, which is supported by advertising revenues and paid subscriptions. In addition, Newsday's affiliated alternate distribution company, DSA Community Publishing, operates This Week, a free distribution shopper with 80 editions, Newport Media, a publisher of 135 pennysaver editions, and Hoy, a Spanish-language daily newspaper for the New York metropolitan area. Newsday has won sixteen Pulitzer Prizes.

     In 1999, Newsday recorded full-run billed advertising volume of 1,739,541 inches, part-run volume of 1,650,799 inches, and preprinted inserts of 863.3 million pieces, compared with 1,644,283 inches, 1,495,782 inches, and 796.5 million pieces, respectively, in 1998. In addition, Newsday, together with DSA Community Publishing, derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,122.3 million pieces in 1999, compared with 1,197.2 million pieces in 1998.

  THE BALTIMORE SUN

     The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore Sun publishes a morning newspaper seven days a week. In 1999, The Sun had an annual average unaudited circulation of 319,256 for Monday through Saturday, compared with 320,138 for 1998. Annual average unaudited circulation for Sunday was 479,090 in 1999 compared with 475,644 in 1998.

     In 1999, The Baltimore Sun newspapers recorded full-run billed advertising volume of 2,001,999 inches, part-run volume of 505,163 inches, and preprinted inserts of 667.0 million pieces, compared with 1,761,972 inches, 456,434 inches and 671.9 million pieces, respectively, in 1998. In addition, The Baltimore Sun newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 147.3 million pieces in 1999, compared with 110.9 million pieces in 1998.

     The Baltimore Sun also publishes a variety of weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties.

  THE HARTFORD COURANT

     The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford Courant publishes 12 regional editions on a daily basis, which provide local news and advertising. In 1999, the annual average unaudited circulation was 210,084 for Monday through Saturday, and 298,510 for Sunday, compared with 212,606 and 302,493, respectively, in 1998.

     In 1999, The Hartford Courant recorded full-run billed advertising volume of 1,423,862 inches, part-run volume of 591,946 inches, and preprinted inserts of 456.4 million pieces, compared with 1,435,662 inches, 610,391 inches and
446.2 million pieces, respectively, in 1998. In addition, The Hartford Courant derived revenues from advertising supplements distributed to non-subscribers equivalent to 84.3 million pieces in 1999, compared with 80.5 million pieces in 1998.

     In 1999, The Hartford Courant won a Pulitzer Price for breaking news reporting. In addition, in 1999, The Hartford Courant acquired New Mass. Media, Inc., a publisher of five weekly alternative newspapers in Connecticut, Massachusetts and New York, and an investment affiliate of the Company acquired ValuMail, Inc., a shared mail company that distributes advertising supplements to households in Connecticut, Massachusetts and Rhode Island.

  THE MORNING CALL

     The Morning Call in Allentown, Pennsylvania, is published daily and primarily services Lehigh and Northampton counties in eastern Pennsylvania. In 1999, annual average unaudited circulation was 125,498 for Monday through Friday, 140,114 for Saturday, and 171,030 for Sunday, compared with 127,561, 142,182 and 175,722, respectively, in 1998.

     In 1999, The Morning Call recorded full-run billed advertising volume of 1,291,892 inches, part-run volume of 379,782 inches, and preprinted inserts of
281.9 million pieces, compared with 1,410,190 inches, 254,436 inches and 264.2 million pieces, respectively, in 1998. In addition, The Morning Call derived revenues from advertising supplements distributed to non-subscribers equivalent to 21.8 million pieces in 1999, compared with 19.4 million pieces in 1998.

  THE (STAMFORD) ADVOCATE AND GREENWICH TIME

     The (Stamford) Advocate and Greenwich Time are published every morning and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and Greenwich Time circulates in Greenwich, Connecticut. In 1999, The Advocate had an annual average unaudited circulation of 28,002 for Monday through Saturday and 37,233 for Sunday, compared with 28,003 and 38,604, respectively, in 1998. In 1999, Greenwich Time had an annual average unaudited circulation of 12,416 for Monday through Saturday and 13,866 for Sunday, compared with 12,625 and 14,071, respectively, in 1998.

     In 1999, The Advocate recorded full-run billed advertising volume of 799,047 inches, and preprinted inserts of 41.8 million pieces, compared with 801,666 inches and 43.5 million pieces, respectively, in 1998. In 1999, Greenwich Time recorded full-run billed advertising volume of 808,609 inches and preprinted inserts of 13.9 million pieces, compared with 801,636 inches and 14.5 million pieces, respectively, in 1998. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 22.0 million pieces in 1999, compared with 23.0 million pieces in 1998.

  ELECTRONIC PUBLISHING

     Times Mirror's newspapers offer numerous Web sites. The Los Angeles Times operates the Web site latimes.com, a leading online news and advertising service. Newsday (newsday.com), The Hartford Courant (ctnow.com), The Baltimore Sun (sunspot.net) and The Morning Call (mcall.com) each maintain Web sites that provide news and other information on a daily basis. The Advocate and Greenwich Time maintain an arts and entertainment Web site, goodtogo.com. During 1999, Times Mirror continued to support CareerPath.com, a national employment online service with an extensive listing of jobs on the Internet, and Classified Ventures, a company that seeks to use the Internet to expand the founding companies' positions as leading suppliers of classified advertising. Classified Ventures operates business units in the apartment (apartments.com), auto (cars.com), new home (newhomenetwork.com) and resale real estate (homehunter.com) categories. In addition to Times Mirror, the companies participating in Classified Ventures include Central Newspapers, Inc., Gannett Co., Inc., Knight-Ridder, Inc., The McClatchy Company, The New York Times Company, Tribune Company and The Washington Post Company. The Los Angeles Times, through Recycler, also provides extensive alternative classified listings on recycler.com.

     In the fourth quarter of 1999, Times Mirror formed Times Mirror interactive, a new business unit focused on growing and improving existing online initiatives and building new Internet business.

  COMPETITION

     The Company's newspapers compete for advertising and readership with other metropolitan, suburban and national newspapers as well as with other local and national sales promotion media such as radio, broadcast television, cable television, magazines, direct mail and the Internet. Competition for advertising is based upon, among other factors, the number of, and the demographics of, subscribers, readers or viewers, as the case may be, price, service and advertiser results. Competition for circulation is based upon, among other factors, the content of the medium, service and price.

     In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 17 local daily newspapers, with the largest having approximately 360,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are also several hundred weekly, semiweekly and free distribution newspapers in the distribution area. Newsday competes with three major metropolitan newspapers and several daily regional editions of national newspapers. In addition, there are numerous daily, weekly, semiweekly local newspapers and free distribution newspapers in its distribution area. The Baltimore Sun competes with the Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in its distribution area. The Hartford Courant competes with a number of daily newspapers, especially in metropolitan areas on the periphery of its trade area, as well as daily regional editions of national newspapers. In addition, there are other weekly and local daily newspapers in its distribution area. The Morning Call competes with a few smaller daily and weekly newspapers, with its principal competitor being the Express Times in Easton, Pennsylvania. Both The Advocate and Greenwich Time compete with a number of larger daily newspapers which serve the New York City metropolitan area and outlying regions.

     In their respective primary markets, the Company's newspapers generally also compete for advertising and readership with hundreds of national magazines, dozens of radio, broadcast and cable television stations, at least several local magazines and numerous Internet content providers. The Company's newspapers generally also compete for advertising with numerous direct mail distributors, free-distribution shopping guides and outdoor billboard displays and Internet advertising vehicles.

  RAW MATERIALS

     The primary raw material used by the newspapers is newsprint. Times Mirror centrally purchases newsprint for all of its newspapers in order to achieve advantageous terms from its vendors. Newsprint for all Times Mirror newspapers is obtained from United States, Canadian and overseas sources unaffiliated with Times Mirror. Times Mirror believes that it has adequate newsprint available through its various suppliers and that it is not dependent on any one supplier. Times Mirror's newsprint expense for 1999 decreased by 6.3% from 1998.

  REVENUES AND SEASONALITY

     The Company's newspaper revenues are derived primarily from advertising and circulation. In 1999, the percentage of revenues attributable to advertising, circulation and other items were 80.7%, 17.1% and 2.2%, respectively. Advertising rates and revenues vary among the Company's newspapers depending on, among other things, circulation, type of advertising, local market conditions, time of publication and competition.

     Quarterly revenues of the Company's Newspaper Publishing segment vary slightly due to industry seasonality, with first and third quarters' results generally being minimally lower than those of the second and fourth quarters. In 1999, the quarterly revenues expressed as a percentage of total annual revenues for the Company's Newspaper Publishing segment were 22.8% for the first quarter, 25.2% for the second quarter, 24.1% for the third quarter and 27.9% for the fourth quarter.

PROFESSIONAL INFORMATION SEGMENT

     Times Mirror publishes aeronautical charts, flight information and related information worldwide. In September 1999, Times Mirror decided to sell AchieveGlobal, Allen Communication and StayWell. In February 2000, Gilat Communications Ltd. acquired Allen Communication and MediMedia USA, Inc., a subsidiary of Havas MediMedia S.A., agreed to acquire StayWell. The results of AchieveGlobal, Allen Communication and StayWell are included in discontinued operations for all periods presented.

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

     During 1999, an investment affiliate of the Company acquired Airspace Safety Analysis Corporation, a provider of airspace utilization and Federal Aviation Administration compliance services for the telecommunications and aviation industries.

     The Jeppesen companies compete with various airline consortiums and governmental entities, as well as numerous vendors of training, maintenance, weather and flight planning information.

MAGAZINE PUBLISHING SEGMENT

     Times Mirror publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc. The approximate six-month average paid circulation figures per issue for the magazines for 1999 were 1,550,000 for Popular Science (a consumer-oriented magazine about science and related issues); 1,750,000 for Field & Stream (a magazine about fishing and outdoor recreation); 1,350,000 for Outdoor Life (a magazine about hunting and outdoor recreation that is published 10 times a year); 200,000 for Outdoor Explorer (a magazine about accessible outdoor activities that is published 3 times a year); 950,000 for Today's Homeowner (a magazine for homeowners about all aspects of maintaining and improving a home that is published 10 times a year); 1,400,000 for GOLF Magazine (a magazine for golf enthusiasts); 240,000 for Senior Golfer (a magazine for mature golf enthusiasts that is published 10 times a year); 425,000 for Ski Magazine (a magazine about skiing targeted at families that is published 8 times a year); 400,000 for Skiing (a magazine about skiing targeted at younger skiers that is published 7 times a year); 112,300 for TransWorld SNOWboarding (a magazine about snowboarding targeted at the 15 to 18 year old market that is published 8 times a year); 112,000 for TransWorld SKATEboarding (a magazine about skateboarding targeted at the 15 to 18 year old market that is published 12 times a year with 2 special editions); 40,000 for Warp (a magazine about skateboarding, snowboarding and music targeted at the 15 to 18 year old market that is published 6 times a year); 35,000 for Snap (a magazine about competitive racing for bike motor-cross that is published 11 times a year); 48,000 for Ride BMX (a magazine about tricks and stunts for bike motor-cross that is published 9 times a year); 25,000 for TransWorld SURF (a youth oriented magazine about surfing aggressively that is published 7 times a year); 65,000 for Snowboard Life (a magazine about snowboarding targeted at the 19 to 25 year old market that is published 6 times a year); 133,000 for Yachting (a magazine about yachting and boating); and 150,000 for Salt Water Sportsman (a magazine about salt-water fishing). Each of these magazines is published monthly unless otherwise noted.

     In addition, Times Mirror Magazines publishes The Sporting News, a national sports weekly that Times Mirror has agreed to sell to Vulcan Ventures Inc. The approximate six-month average paid circulation figure per issue for The Sporting News in 1999 was 540,000. Times Mirror Magazines also publishes Skiing Trade News, TransWorld SNOWboarding Business, TransWorld SKATEboarding Business, BMX Business News and Surf Business, controlled-circulation business magazines, and other related publications. These magazines are primarily intended for specialized markets.

     In addition to print media, Times Mirror magazines offers the following Web sites that are affiliated with its titles: GOLFOnline; TSNOnline;
fieldandstream/outdoor life online; outdoor explorer online; todayshomeowner online; saltwatersportsman online; yachtingnet; popsci.com; skinet; snowboarding online; skateboarding online; transworldsurf.com and freeze online.

     The primary raw material used by Times Mirror Magazines is coated paper. For 1999, the prices for the grades of papers used by the Company's magazines decreased moderately. In 1999, Times Mirror Magazines centrally purchased coated paper for all of its magazines to obtain more favorable terms and reduced inventory levels due to the improved availability of coated paper. The Company believes that it has adequate coated paper available through its various suppliers and that it is not dependent on any one supplier.

     Times Mirror Magazines competes nationally with numerous special interest and trade magazines and related Web sites. In addition to competing with similar national media, Times Mirror Magazines must also compete for advertising revenues with other local and national sales promotion media such as radio, newspapers, broadcast television, direct mail and the Internet. Competition for advertising is based upon, among other factors, the number of, and the demographics of, subscribers, readers or viewers, as the case may be, price, service and advertiser results. Competition for circulation is based upon, among other factors, the content of the medium, service and price.

     As the Company's magazines are distributed nationally, they generally compete with hundreds of radio stations, cable and broadcast television stations, direct mailers and numerous competitors on the Internet. The Company's magazines also compete with other magazines that contain similar content. Popular Science competes with approximately 18 other magazine titles, Field & Stream with approximately 18 titles, Outdoor Life and Outdoor Explorer with approximately 8 titles, Today's Homeowner with approximately 15 titles,

GOLF Magazine and Senior Golfer with approximately 6 titles, Ski Magazine and Skiing with approximately 3 titles, TransWorld SNOWboarding, TransWorld SKATEboarding, TransWorld SURF and Snowboard Life with approximately 19 titles, Snap and Ride BMX with approximately 6 titles, Yachting with approximately 25 titles, Salt Water Sportsman with approximately 12 titles and The Sporting News with approximately 12 titles.

     The Company's magazine operating revenues are derived primarily from advertising and subscriptions. In 1999, the percentage of revenues attributable to advertising, subscriptions and other items were 66.7%, 27.0% and 6.3%, respectively. Advertising rates and revenues vary among the Company's magazines depending on, among other things, circulation, type of advertising, time of publication and competition.

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

EMPLOYEES

     At December 31, 1999, the Company and its consolidated affiliates had 20,229 employees, 14,726 of whom were full-time employees. Approximately 3,592 employees were represented by collective bargaining agents. The Company believes that employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Certain plans, objectives, projections and other information regarding future performance and outcomes discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties. There can be no assurances that these future results will be achieved. Readers are cautioned that the achievement of such expectations, and other aspects of the Company's performance, could be adversely affected by a number of factors, including: (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information operating unit; (f) unfavorable foreign currency fluctuations; (g) material changes in tax liability due to unfavorable review by taxing authorities; and (h) a general economic downturn resulting in decreased consumer and corporate spending on discretionary items such as magazines or newspapers. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 2. PROPERTIES.

     The general character, location, terms of occupancy and approximate size of Times Mirror's principal plants and other materially important physical properties at December 31, 1999 are listed below.

                                                         APPROXIMATE AREA IN
                                                             SQUARE FEET
                                                      -------------------------
           GENERAL CHARACTER OF PROPERTY                OWNED      LEASED(1)(2)
           -----------------------------              ---------    ------------
NEWSPAPER PUBLISHING
  Printing plants, business and editorial offices,
     garages and warehouse space located in:
     Los Angeles, California........................  1,714,724     2,150,761
     Hartford, Connecticut..........................    161,872       382,847
     Baltimore, Maryland............................     10,000     1,223,753
     Melville, New York.............................         --     1,071,107
     Other locations................................    458,189       109,794
PROFESSIONAL INFORMATION
  Business offices and warehouses in California,
     Colorado, New York and other locations.........    235,208       181,980
MAGAZINE PUBLISHING
  Business and editorial offices in Connecticut, New
     York, Missouri and other locations.............         --       220,393
CORPORATE
  Corporate offices and garages located in
     California and New York........................         --       500,880

---------------
(1) Excludes 337,640 square feet of vacant land, 419,419 square feet of space sublet to unrelated third parties and 19,339 square feet of vacant space which is available for subleasing.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE AND KEY OFFICERS OF THE REGISTRANT

     The executive and key officers of the Company as of March 8, 2000 are listed below. Executive and key officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers were employed by the Company and its predecessor company, Old Times Mirror, for five years or more.

                                                                                        OFFICER
         NAME            AGE           POSITIONS AND OFFICES WITH TIMES MIRROR          SINCE(1)
         ----            ---           ---------------------------------------          --------
Mark H. Willes.........   58   Chairman of the Board, President and Chief Executive       1995(2)
                               Officer
Horst A. Bergmann......   61   Executive Vice President, and Chairman, President and      1996(3)
                               Chief Executive Officer, Jeppesen Sanderson
Kathryn M. Downing.....   46   Executive Vice President, and Publisher, President and     1996(4)
                               Chief Executive Officer, Los Angeles Times
Raymond A. Jansen......   60   Executive Vice President, Eastern Newspapers, and          1996(5)
                               Publisher, President and Chief Executive Officer,
                               Newsday
Efrem Zimbalist III....   52   Executive Vice President and Chief Financial Officer,      1993(6)
                               Chairman and Chief Executive Officer, Times Mirror
                               Magazines and Chairman, AchieveGlobal
Roger H. Molvar........   44   Senior Vice President and Controller                       1996(7)
James R. Simpson.......   59   Senior Vice President, Human Resources                     1983(8)
Michael E. Waller......   58   Senior Vice President, and Publisher and Chief             1996(9)
                               Executive Officer, The Baltimore Sun
John S. Carroll........   58   Vice President, and Editor and Senior Vice President,      1998(10)
                               The Baltimore Sun
Janet Clayton..........   44   Vice President, and Editor of the Editorial Pages and      1998(11)
                               Vice President, Los Angeles Times
Jason E. Klein.........   39   Vice President, and President and Chief Operating          2000(12)
                               Officer, Times Mirror Magazines
Robert G. Magnuson.....   48   Vice President, and Senior Vice President, Regions, Los    1998(13)
                               Angeles Times
Anthony Marro..........   58   Vice President, and Editor and Executive Vice              1998(14)
                               President, Newsday
John C. McKeon.........   43   Vice President, and Senior Vice President of               1999(15)
                               Advertising, Los Angeles Times
Nancy W. O'Neill.......   40   Vice President, and President and Chief Executive          1999(16)
                               Officer, The StayWell Company
Michael Parks..........   56   Vice President, and Editor and Executive Vice              1998(17)
                               President, Los Angeles Times
Marty Petty............   47   Vice President, and Publisher and Chief Executive          1998(18)
                               Officer, The Hartford Courant
William J. Rowe........   64   Vice President, and Publisher and Chief Executive          1998(19)
                               Officer, The (Stamford) Advocate and Greenwich Time
Hilary A. Schneider....   38   Vice President, and President and Chief Executive          1999(20)
                               Officer, Times Mirror interactive
Edward L. Blood........   54   Vice President, Strategic Planning                         1997(21)
Rajender K. Chandhok...   50   Vice President and Treasurer                               1999(22)
Debra A. Gastler.......   47   Vice President, Taxes                                      1994(23)
Bonnie Guiton Hill.....   58   Vice President, and President and Chief Executive          1997(24)
                               Officer, The Times Mirror Foundation and Senior Vice
                               President, Community Relations, Los Angeles Times
Stephen C. Meier.......   49   Vice President, Public and Government Affairs, and         1989(25)
                               Corporate Secretary
William A. Niese.......   63   Vice President, General Counsel and Assistant Secretary    1990(26)

---------------
 (1) The date indicated relates to the year in which such person first became an officer of Old Times Mirror unless the context suggests otherwise.

 (2) Mark H. Willes was elected as President and Chief Executive Officer of the Company effective June 1995 and Chairman of the Board effective January 1996. From September 1997 to June 1999, he was Publisher of the Los Angeles Times. Prior to joining the Company, Mr. Willes was an executive of General Mills, Inc. from 1980 to 1995, serving as Vice Chairman upon his departure.

 (3) Horst A. Bergmann was elected as an executive officer of the Company effective May 1996. After joining Jeppesen Sanderson in 1963, he was named Flight Information Services Director in 1974 and Managing Director, Jeppesen & Co. GmbH in 1977. In 1987, he was appointed Chairman, President and Chief Executive Officer of Jeppesen Sanderson.

 (4) Kathryn M. Downing was elected as an executive officer of the Company effective May 1996. In March 1998, she was named President and Chief Executive Officer of the Los Angeles Times, and, in June 1999, she was named Publisher of the Los Angeles Times. She was named President and Chief Executive Officer of Matthew Bender in 1995. Prior to that time, Ms. Downing was President and Chief Executive Officer of Lawyers Cooperative Publishing, a division of Thomson Legal Publishing, beginning in 1993.

 (5) Raymond A. Jansen was elected as an officer of the Company effective May 1996 and as an executive officer effective May 1999. He was named Executive Vice President, Eastern Newspapers, in 1999, and he was named Publisher, President and Chief Executive Officer of Newsday in November 1994. Prior to that time, he was Publisher and Chief Executive Officer of The Hartford Courant since 1990.

 (6) Efrem Zimbalist III was elected as an officer of Old Times Mirror effective March 1993 and as an executive officer effective May 1999. He became Chief Financial Officer of the Company in January 2000. From 1995 to 1999, he was President and Chief Executive Officer of Times Mirror Magazines. Mr. Zimbalist was Chairman and Chief Executive Officer of Correia Art Glass, Inc. from 1978 until he joined Old Times Mirror in July 1992.

 (7) Roger H. Molvar was elected as an executive officer of the Company effective May 1996. Prior to that time, he served as Senior Vice President and Comptroller of First Interstate Bank of California since 1989.

 (8) James R. Simpson was elected as an executive officer of the Company effective January 1995 and had served as an executive officer of Old Times Mirror prior to that time.

 (9) Michael E. Waller was elected as an officer of the Company effective May 1996. Mr. Waller was named Publisher and Chief Executive Officer of The Baltimore Sun in May 1996. He previously served as Editor and Vice President of The Hartford Courant since 1990, joining the newspaper in 1986 as Executive Editor and Vice President.

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

(12) Jason E. Klein was elected as an officer of the Company effective February 2000. He has been President and Chief Operating Officer of Times Mirror Magazines since December 1999. From February 1999 to December 1999, he was Executive Vice President of Times Mirror Magazines and President of Corporate Sales, The Outdoor Company and Today's Homeowner. From 1995 until 1999, he was Senior Vice President of Times Mirror Magazines.

(13) Robert G. Magnuson was elected as an officer of the Company effective July 1998. He has been Senior Vice President, Regional Editions, of the Los Angeles Times since 1997. From 1990 to 1997, he was Vice President of the Los Angeles Times and President of the Orange County Edition of the Los Angeles Times.

(14) Anthony Marro was elected as an officer of the Company effective July 1998. He has been Editor of Newsday since 1987.

(15) John C. McKeon was elected as an officer of the Company effective February 1999. He has been Senior Vice President of Advertising of the Los Angeles Times since November 1998. From 1994 to November 1998, he served as Senior Vice President of Advertising and Chief Innovation Officer at Newsday. From 1992 to 1994, he was Vice President of Advertising at Newsday.

(16) Nancy W. O'Neill was elected as an officer of the Company effective February 1999. She has been President and Chief Executive Officer of The StayWell Company, the Company's health improvement unit, since February 1998. From 1997 until February 1998, she was Vice President and General Manger of Mosby Consumer Health. From 1995 to 1997, she held a variety of positions at Times Mirror Magazines. From 1990 to 1994, she served as crisis manager at Argus Management Corporation.

(17) Michael Parks was elected as an officer of the Company in February 1998. He was named editor of the Los Angeles Times in October 1997. Prior to that time, he had been managing editor since 1996 after serving as deputy foreign editor and as a correspondent for the Los Angeles Times.

(18) Marty Petty was elected as an officer of the Company in February 1998. She was named Chief Executive Officer and Publisher, The Hartford Courant, in September 1997. She had previously served as Senior Vice President and General Manager of that paper since 1994. From 1992 to 1994, she was Vice President, Sales and Marketing of The Hartford Courant.

(19) William J. Rowe was elected as an officer of the Company effective July 1998. He has been Publisher and Chief Executive Officer of The (Stamford) Advocate and Greenwich Time since 1986.

(20) Hilary A. Schneider was elected as an officer of the Company effective November 1999. From 1998 to 1999, she was general manager, The Baltimore Sun. Prior to that time, she served in several senior management positions at The Baltimore Sun directing a number of business activities, including sales, marketing, advertising and new business development.

(21) Edward L. Blood was elected as an executive officer of the Company in July 1997. Prior to that time, he was Senior Vice President, Investor Relations and Strategic Planning at Darden Restaurants since 1995. Prior to that time, he had been Vice President, Strategic Planning and Analysis at General Mills.

(22) Rajender K. Chandhok was elected as an executive officer of the Company effective May 1999. From 1998 to May 1999, he was staff Vice President, Investments and Risk Management. From 1997 to 1998, he was Assistant Treasurer, Investments and Risk Management and from 1995 to 1997, he was Assistant Treasurer, Pension and Investments.

(23) Debra A. Gastler was elected as an executive officer of Old Times Mirror effective January 1994. Prior to that time, she had been Vice President, Taxes of Pacific Enterprises since 1990 and Director of Taxes of Pacific Enterprises since 1987.

(24) Bonnie Guiton Hill was elected as an officer of the Company effective January 1997. From 1992 to 1996, she served as dean and professor of commerce at the McIntyre School of Commerce at the University of Virginia.

(25) Stephen C. Meier was elected as an officer of the Company effective January 1995 and served as an officer of Old Times Mirror prior to that time.

(26) William A. Niese was elected as an executive officer of the Company in July 1997. Prior to August 1998, he had been Senior Vice President and General Counsel of the Los Angeles Times since 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Series A Common Stock is traded principally on the New York Stock Exchange ("NYSE") and is also listed on the Pacific Stock Exchange. Times Mirror Series C Common Stock is not traded in an established public trading market but is convertible into Times Mirror Series A Common Stock. At March 8, 2000, there were approximately 3,000 record holders of the Company's Series A Common Stock and approximately 1,100 record holders of Series C Common Stock. The price ranges for the Company's Series A Common Stock and the quarterly cash dividends declared and paid on all Company Common Stock in 1999 and 1998 are listed below.

                                           STOCK PRICE          CASH DIVIDEND
                                          -------------        ----------------
                                          HIGH      LOW        DECLARED    PAID
                                          ----      ---        --------    ----
1999
  First Quarter.........................  $59 15/16 $53 5/16     $.20      $.20
  Second Quarter........................   63 5/16   53 3/8       .20       .20
  Third Quarter.........................   66 13/16  57 1/4       .20       .20
  Fourth Quarter........................   72 5/8    62 15/16     .20       .20
1998
  First Quarter.........................  $64 9/16  $56 15/16    $.18      $.18
  Second Quarter........................   65 13/16  58 1/16      .18       .18
  Third Quarter.........................   63 11/16  52 5/16      .18       .18
  Fourth Quarter........................   61 7/16   48 15/16     .18       .18

     The payment of future dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data has been derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

           SELECTED CONSOLIDATED FINANCIAL DATA AND OTHER INFORMATION

      (IN THOUSANDS, EXCEPT PER SHARE,
         FINANCIAL RATIOS AND OTHER)              1999          1998          1997           1996           1995
      --------------------------------         -----------   -----------   -----------   ------------   ------------
OPERATING RESULTS
  Revenues...................................  $ 3,029,249   $ 2,783,988   $ 2,645,135   $  2,551,002   $  2,528,673
  Restructuring and one-time charges.........           --       155,681            --             --        412,778
  Operating profit (loss)....................      470,506       247,798       391,278        310,685       (268,208)
  Net interest income (expense)..............      (56,914)      (28,595)      (33,277)       (13,939)         6,473
  Income (loss) from continuing operations
    before income taxes......................      439,291       245,004       396,499        300,254       (253,421)
  Income (loss) from continuing operations...      259,062       134,059       234,655        182,258       (209,367)
  Net income(1)..............................      259,086     1,417,338       250,312        206,444      1,226,751
PER COMMON SHARE
  Basic earnings (loss) from continuing
    operations...............................  $      3.53   $      1.32   $      2.18   $       1.36   $      (2.61)
  Basic earnings.............................         3.53         16.46          2.35           1.59          10.02
  Diluted earnings (loss) from continuing
    operations(2)............................         3.38          1.29          2.12           1.32          (2.61)
  Diluted earnings...........................         3.38         16.06          2.29           1.54          10.02
  Dividends declared(3)......................          .80           .72           .55            .30            .24
  Dividends paid.............................          .80           .72           .55            .36            .45
FINANCIAL DATA
  Current assets(4)(5)(6)....................  $   713,558   $ 1,543,486   $   474,833   $    544,335   $    745,314
  Property, plant and equipment, net.........      966,095       903,483       920,995      1,080,642      1,085,341
  Total assets(5)(6).........................    3,897,371     4,157,929     3,171,828      3,179,395      3,444,641
  Long-term debt(6)..........................    1,562,240       941,423       925,404        459,007        247,062
  Shareholders' equity(6)....................      399,729     1,342,453       875,999      1,498,810      1,806,236
  Capital expenditures(7)....................      173,484       131,548       113,081         87,326         90,819
  Operating profit margin(8).................         15.5%         15.2%         15.5%          12.2%           7.5%
  Total debt as a % of adjusted
    capitalization(6)........................         82.0%         48.3%         54.9%          23.5%          12.1%
  Shareholders' equity per common share(9)...  $      4.98   $     13.45   $      5.90   $       9.54   $      11.64
OTHER
  Adjusted price range of common stock(10)...  $ 72 5/8 to   $65 13/16 to  $ 61 3/4 to   $      56 to   $  35 1/4 to
                                                   53 5/16      48 15/16        46 1/8         30 5/8         17 1/4
  Number of employees at end of year.........       20,229        20,619        21,567         20,803         21,877
  Weighted average shares:
    Basic....................................   68,252,398    84,813,581    92,571,618    102,113,298    113,797,192
    Diluted..................................   73,090,497    86,927,815    97,013,301    105,372,495    113,797,192
  Common shares outstanding at end
    of year(11)..............................   59,738,144    73,381,279    87,903,444     96,729,785    105,698,043

---------------
This summary should be read in conjunction with the consolidated financial statements and notes thereto.

 (1) Includes the following after-tax gains (charges) related to discontinued operations (in thousands):

                                                            1998        1997        1996         1995
                                                         ----------    -------    --------    ----------
     Restructuring, one-time and other charges.........  $  (47,206)   $(7,842)   $(30,305)   $ (210,381)
     Net gain on disposal..............................   1,316,686         --      32,047     1,634,294
                                                         ----------    -------    --------    ----------
                                                         $1,269,480    $(7,842)   $  1,742    $1,423,913
                                                         ==========    =======    ========    ==========

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

 (5) Includes proceeds from reorganization in 1998 as described in Notes 4 and 5 to the consolidated financial statements.

 (6) Includes reduction of $635 million in cash and cash equivalents, $600 million of debt issuance and an increase of $1 billion of treasury stock in connection with the 1999 recapitalization as described in Note 2 to the consolidated financial statements.

 (7) Excludes capital expenditures related to discontinued operations.

 (8) Excludes restructuring, one-time and other charges as follows (in thousands): 1998 -- $174,370; 1997 -- $18,000; 1995 -- $458,607.

 (9) Based on the common shares outstanding as described in (11) below.

(10) On February 1, 1995, Times Mirror common shareholders received distributions having a value of $10.45 per Times Mirror common share. The trading prices prior to February 1, 1995 have been adjusted to reflect these distributions.

(11) Excludes treasury shares of 52,387,120, 38,707,883 and 24,151,014 at
     December 31, 1999, 1998 and 1997, respectively.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

       (IN THOUSANDS)             1999          1998          1997          1996          1995
       --------------          ----------    ----------    ----------    ----------    ----------
REVENUES
  Newspaper Publishing.......  $2,514,325    $2,308,178    $2,179,244    $2,074,692    $2,057,596
  Professional Information...     235,356       211,929       195,339       185,207       170,849
  Magazine Publishing........     278,930       262,683       248,712       234,192       242,864
  Corporate and Other........         638         1,198        21,845        56,938        57,928
  Intersegment Revenues......          --            --            (5)          (27)         (564)
                               ----------    ----------    ----------    ----------    ----------
                               $3,029,249    $2,783,988    $2,645,135    $2,551,002    $2,528,673
                               ==========    ==========    ==========    ==========    ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing.......  $  457,067    $  297,433    $  402,207    $  307,512    $ (109,483)
  Professional Information...      64,789        43,858        55,659        55,517        55,742
  Magazine Publishing........      19,184       (14,232)       18,309         8,753       (73,904)
  Corporate and Other........     (70,534)      (79,261)      (84,897)      (61,097)     (140,563)
                               ----------    ----------    ----------    ----------    ----------
                               $  470,506    $  247,798    $  391,278    $  310,685    $ (268,208)
                               ==========    ==========    ==========    ==========    ==========
IDENTIFIABLE ASSETS
  Newspaper Publishing.......  $2,290,708    $1,999,880    $1,792,286    $1,836,158    $1,840,058
  Professional Information...     125,670        96,765        87,354        85,866        77,524
  Magazine Publishing........     287,268       271,457       263,521       244,254       255,358
  Corporate and Other........   1,020,635     1,600,199       355,996       444,845       606,428
  Discontinued Operations....     173,090       189,628       672,671       568,272       665,273
                               ----------    ----------    ----------    ----------    ----------
                               $3,897,371    $4,157,929    $3,171,828    $3,179,395    $3,444,641
                               ==========    ==========    ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing.......  $  125,019    $  116,116    $  106,919    $  104,743    $  110,299
  Professional Information...       7,454         6,852         6,648         6,675         5,307
  Magazine Publishing........       8,667         7,740         7,040         6,050         8,112
  Corporate and Other........       3,815         4,467         3,457         2,990         2,824
                               ----------    ----------    ----------    ----------    ----------
                               $  144,955    $  135,175    $  124,064    $  120,458    $  126,542
                               ==========    ==========    ==========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing.......  $  151,807    $  107,479    $   78,760    $   63,698    $   63,014
  Professional Information...      12,437        15,825         9,535         7,790        10,568
  Magazine Publishing........       3,768         1,651         2,243        10,849         1,060
  Corporate and Other........       5,472         6,593        22,543         4,989        16,177
                               ----------    ----------    ----------    ----------    ----------
                               $  173,484    $  131,548    $  113,081    $   87,326    $   90,819
                               ==========    ==========    ==========    ==========    ==========

---------------
(1) Includes restructuring, one-time and other charges as follows (in thousands):

                                                1998          1997                        1995
                                             ----------    ----------                  ----------
    Newspaper Publishing.................    $  116,388    $   18,000                  $  316,216
    Professional Information.............        11,889            --                       1,913
    Magazine Publishing..................        29,072            --                      71,672
    Corporate and Other..................        17,021            --                      68,806
                                             ----------    ----------                  ----------
                                             $  174,370    $   18,000                  $  458,607
                                             ==========    ==========                  ==========

     The pretax charges in 1998 are comprised of restructuring and one-time charges of $155,681 and other charges that did not qualify for accounting classification as restructuring charges of $18,689.

     The pretax charges in 1995 are comprised of restructuring and one-time charges of $412,778 and other charges that did not qualify for accounting classification as restructuring charges of $45,829.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's 1999 earnings per share from continuing operations increased 24.7% to $3.23 per share on a diluted basis from $2.59 per share in the prior year, excluding a 1999 gain on the sale of Hollywood Online and 1998 restructuring, one-time and other charges. Including the gain on the sale and the restructuring, one-time and other charges, earnings per share for 1999 and 1998 were $3.38 and $1.29 per share, respectively. Earnings per share for 1999 increased primarily as a result of the effective retirement of shares previously held by the public and the Company's largest shareholders, the Chandler Trusts. In addition, the Company's business segments each achieved double-digit gains in operating profit for 1999 compared to the prior year, excluding the 1998 restructuring, one-time and other charges. Revenues rose 8.8% in 1999 compared to 1998, including the effects of acquisitions, with revenue growth at each of the Company's business segments.

     On March 13, 2000, Times Mirror and Tribune Company (Tribune) signed a definitive agreement for the merger of the two companies in a cash and stock transaction valued at approximately $8 billion based on the closing price of Tribune common stock on March 10, 2000. Under the terms of this agreement, Tribune will make a cash tender offer for up to 28 million shares of the Company's common stock, which represents approximately 48% of the shares of common stock outstanding as of March 13, 2000, at a price of $95 per share. Following completion of the tender offer, Times Mirror and Tribune will merge in a transaction in which each share of Times Mirror common stock is converted into
2.5 shares of Tribune common stock. In addition, if fewer than 28 million Times Mirror common shares are purchased in the tender offer, Times Mirror shareholders will be permitted to elect cash, at a price of $95 per share, in the merger, up to the balance of the 28 million shares. The merger is subject to the approval of the shareholders of both companies and other customary conditions, including regulatory approvals. Times Mirror expects the tender offer to be completed in mid-April and the merger to be completed in the second or third quarter of 2000.

DISPOSITIONS

     In September 1999, Times Mirror announced its decision to sell AchieveGlobal, Inc., a professional training company, Allen Communication, an interactive software and training courseware developer, The StayWell Company, a health improvement information company, and The Sporting News, a sports magazine. The accompanying financial statements reflect AchieveGlobal, Allen Communication and StayWell as discontinued operations for all periods presented. The proposed sale of The Sporting News does not qualify for discontinued operations treatment and continues to be reported in the Magazine Publishing segment. While the Company previously expected to complete the sale of AchieveGlobal in the first quarter of 2000, the Company now believes that greater sales value can be realized by allowing AchieveGlobal to fully implement certain of its strategic initiatives. Currently, the Company anticipates selling AchieveGlobal by the end of 2000. In February 2000, the Company sold Allen Communication to Gilat Communications Ltd. The Company also entered into agreements in February 2000 to sell StayWell to a subsidiary of Havas MediMedia, S.A., and to sell The Sporting News to Vulcan Ventures Inc. These dispositions are expected to be completed in March 2000.

1999 RECAPITALIZATION

     In September 1999, the Company completed a recapitalization transaction with its largest shareholders, the Chandler Trusts, in which the Company, including certain of its affiliates, and the Chandler Trusts each contributed assets worth $1.24 billion to TMCT II, LLC, a newly formed limited liability company. The 1999 recapitalization resulted in a net effective reduction, for financial reporting purposes, in the number of shares of the Series A and C common stocks by 12.4 million shares and in the Company's Series C-1 and C-2 preferred stocks by 501,000 shares. Also, in connection with this recapitalization, the Company replaced the Series C-1 and C-2 preferred stocks with new Series D-1 and D-2 preferred stocks effective January 1, 2000. The Series D-1 and D-2 preferred stocks are identical to the Series C-1 and C-2 preferred stocks except that the increases in the dividend rate on the Series D-1 and D-2 preferred stocks are pursuant to a fixed and certain schedule. As a result of the effective reduction of preferred stocks and the replacement of the preferred stocks, preferred stock dividends will be reduced to $8.1 million annually beginning in 2000. In connection with the recapitalization, the Company issued $200.0 million of 6.65% two-year notes due October 15, 2001 and $400.0 million of 7.45% ten-year notes due October 15, 2009 (see Note 2 to the consolidated financial statements for further information on the 1999 recapitalization).

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's financial results (in millions, except share and per share amounts):

                                                         1999        1998        1997
                                                       --------    --------    --------
Revenues.............................................  $3,029.2    $2,784.0    $2,645.1
Restructuring and one-time charges...................        --       155.7          --
Operating profit.....................................     470.5       247.8       391.3
Interest expense, net................................     (56.9)      (28.6)      (33.3)
Other, net...........................................      25.7        25.8        38.5
Income from continuing operations....................     259.1       134.1       234.7
Discontinued operations:
  Income (loss) from operations, net of taxes........        --       (33.4)       15.7
  Net gain on disposal, net of taxes.................        --     1,316.7          --
Net income...........................................     259.1     1,417.3       250.3
Preferred stock dividends............................      18.1        21.7        32.5
Earnings applicable to common shareholders...........     241.0     1,395.6       217.8
Basic earnings per share:
  Continuing operations..............................  $   3.53    $   1.32    $   2.18
  Discontinued operations............................        --       15.14         .17
                                                       --------    --------    --------
Basic earnings per share.............................  $   3.53    $  16.46    $   2.35
                                                       ========    ========    ========
Diluted earnings per share:
  Continuing operations..............................  $   3.38    $   1.29    $   2.12
  Discontinued operations............................        --       14.77         .17
                                                       --------    --------    --------
Diluted earnings per share...........................  $   3.38    $  16.06    $   2.29
                                                       ========    ========    ========
Weighted average shares (in thousands):
  Basic..............................................    68,252      84,814      92,572
                                                       ========    ========    ========
  Diluted............................................    73,090      86,928      97,013
                                                       ========    ========    ========

1999 RESULTS

     Revenues for 1999 rose 8.8% compared to 1998 due to higher revenues at all of the Company's business segments, including the effects of acquisitions (see further discussion of segment results under the caption "Analysis by Segment").

     Operating profit for 1999 increased 11.4% compared to the prior year, excluding 1998 restructuring, one-time and other charges, due to improvements at each of the Company's business segments (see further discussion of segment results under the caption "Analysis by Segment"). Pretax restructuring, one-time and other charges in 1998 were $174.4 million, or $112.4 million after applicable taxes. Operating profit for 1999 was impacted by lower pension income, primarily in the Newspaper Publishing segment, due to a $16.8 million reduction in the amortization of the unrecognized pension asset that existed upon the 1986 adoption of the Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

     Income from continuing operations for 1999 was $248.4 million, or $3.23 per share, compared to $246.5 million, or $2.59 per share, in the prior year, excluding a 1999 pretax gain on the sale of Hollywood

Online, Inc. of $17.2 million ($10.7 million after applicable taxes), or $.15 per share, and the 1998 restructuring, one-time and other charges.

     Net interest expense for 1999 increased compared to the prior year due primarily to higher debt levels resulting from the 1999 recapitalization (see
Note 2).

     Earnings per share from continuing operations increased in 1999 compared to 1998 due to a reduction in the weighted average number of shares as well as lower preferred stock dividends resulting from the 1999 recapitalization, and an increase in operating profit, which was partially offset by the impact of higher net interest expense.

1998 RESULTS

     Revenues in 1998 increased 5.2% over the prior year due to higher revenues at each of the Company's business segments (see further discussion of segment results under the caption "Analysis by Segment"). The rate of growth slowed in the second half, reflecting some weakening in certain markets and advertising categories.

     Operating profit totaled $422.2 million in 1998 compared to $409.3 million in 1997, excluding restructuring, one-time and other charges in both years. The increase in 1998 operating profit was due primarily to reduced expense levels in Corporate and Other, which was partially offset by decreases in operating profit in the Newspaper and Magazine Publishing segments (see further discussion of segment results under the caption "Analysis by Segment"). Including restructuring, one-time and other charges, operating profit decreased to $247.8 million in 1998.

     Net interest expense declined in 1998 due to an increase in interest income resulting from investment activity of the affiliated limited liability companies created as a result of the divestitures of the Company's legal and medical publishing operations. Higher interest income more than offset a rise in interest expense due primarily to increased debt levels attributable to common stock purchases, a recapitalization in 1997 (see Note 3) and acquisitions.

     Earnings per share for 1998 benefited principally from the gains on divestitures, as well as a reduction in the average number of common shares and lower preferred stock dividends. Preferred stock dividends in 1998 declined due to the 1997 recapitalization and the Company's redemption of its Series B preferred stock.

ANALYSIS BY SEGMENT

     The following sections discuss the segment results of the Company's principal lines of business, excluding restructuring, one-time and other charges of $174.4 million and $18.0 million for 1998 and 1997, respectively, unless specifically stated otherwise.

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in millions):

                                      1999      CHANGE      1998      CHANGE      1997
                                    --------    ------    --------    ------    --------
Revenues:
  Advertising.....................  $2,029.0     11.4%    $1,821.8      7.7%    $1,691.6
  Circulation.....................     430.3     (1.3)       435.9       --        435.8
  Other...........................      55.0      9.0         50.5     (2.7)        51.8
                                    --------              --------              --------
                                    $2,514.3      8.9%    $2,308.2      5.9%    $2,179.2
                                    ========              ========              ========
Operating profit..................  $  457.1     53.7%    $  297.4    (26.0)%   $  402.2
                                    ========              ========              ========
Operating profit excluding
  restructuring, one-time and
  other charges...................  $  457.1     10.5%    $  413.8     (1.5)%   $  420.2
                                    ========              ========              ========

1999 Results

     Newspaper Publishing revenues rose in 1999 compared to the prior year, including the addition of Newport Media, Inc., which was acquired in February 1999, and Recycler, acquired in April 1998. Excluding the impact of these acquisitions, 1999 revenues rose 5.7%, with the Los Angeles Times up 4.7% and the Eastern newspapers up 6.6% compared to 1998. Advertising revenue gains were achieved at each of the Company's newspapers in 1999 due primarily to strong gains in national advertising. Excluding the impact of acquisitions, advertising revenues for 1999 rose 7.4%, with The Times up 6.6% and the Eastern newspapers up 8.3% compared to 1998.

     Circulation revenues declined slightly as marketing strategies, largely at The Times, involving pricing and promotional discounts to stimulate circulation volume resulted in lower overall circulation revenues. Excluding the impact of acquisitions, 1999 circulation revenues for the Newspaper Publishing segment declined 1.9% compared to 1998.

     Segment operating profit for 1999 increased largely due to strong gains in national advertising and declines in newsprint expense. The 1999 improvement in operating profit was aided by a reduction in newsprint expense of 6.3% on a 7.2% decline in average newsprint prices. Newsprint expense was only partially affected by newsprint price declines due to the Company's use of newsprint hedging contracts (see further information under the caption "Liquidity and Capital Resources -- Market Risk"). Excluding newsprint and the impact of acquisitions, other expenses rose 7.6% in 1999 compared to 1998, due primarily to continuing circulation growth initiatives.

1998 Results

     In 1998, the Eastern Newspapers, including Newsday and The Baltimore Sun, achieved outstanding performance, but the Newspaper Publishing segment's operating profit overall was reduced by sluggish advertising revenues and higher expense levels at The Times related largely to ongoing growth initiatives. Accordingly, the Newspaper Publishing's operating profit margin decreased to 17.9% in 1998 from 19.3% in 1997.

     Newspaper Publishing revenues rose in 1998 due primarily to classified advertising revenue growth at the Eastern Newspapers as well as incremental revenues from acquisitions. Excluding the acquisitions of Recycler, Patuxent Publishing Company acquired in September 1997 and This Week acquired in October 1997, advertising revenues rose 4.4%. Circulation revenues for 1998 were essentially even compared to 1997 as marketing strategies involving pricing and promotional discounts resulted in circulation volume gains but reduced circulation revenues.

     For 1998, newsprint expense rose 15.1%, as average newsprint prices increased 8.1%. In addition, daily circulation gains at the Company's largest newspapers and acquisitions contributed to an increase in newsprint consumption of 6.5%. Non-newsprint expense rose 2.4% for 1998, excluding the impact of acquisitions as well as restructuring, one-time and other charges.

     In 1998, the Newspaper Publishing segment recorded $102.5 million of restructuring and one-time charges as well as $13.9 million of additional charges that did not qualify for accounting classification as restructuring charges. These charges consisted primarily of termination benefits, contract termination costs and asset write-offs. In 1997, the Newspaper Publishing segment's operating profit was impacted by $18.0 million of charges that were not classified as restructuring charges. These charges primarily related to the reorganization of the circulation department and the absorption of the corporate human resources and information systems functions by The Times.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in millions):

                                          1999     CHANGE     1998     CHANGE     1997
                                         ------    ------    ------    ------    ------
Revenues...............................  $235.4     11.1%    $211.9      8.5%    $195.3
                                         ======              ======              ======
Operating profit.......................  $ 64.8     47.7%    $ 43.9    (21.2)%   $ 55.7
                                         ======              ======              ======
Operating profit excluding
  restructuring, one-time and other
  charges..............................  $ 64.8     16.2%    $ 55.7       .2%    $ 55.7
                                         ======              ======              ======

1999 Results

     The operating results for the Professional Information segment consist entirely of Jeppesen, the Company's flight information provider, after reflecting AchieveGlobal, Allen Communication and StayWell as discontinued operations for all periods presented. Jeppesen demonstrated outstanding performance in 1999 as revenues and operating profit rose as a result of strong product demand and growth in the commercial aviation market, as well as higher flight planning revenues.

1998 Results

     Revenues for 1998 increased primarily due to higher revenues for navigation and standard airway manual services. Operating profit was consistent with the prior year due to higher expenses related to chart revision activity and technology initiatives.

     In 1998, the Company recorded $8.2 million of restructuring and one-time charges, which consisted primarily of termination benefits, lease termination and other costs. The Company recorded additional charges of $3.7 million that did not qualify for accounting classification as restructuring charges. These charges were primarily to write-off capitalized software costs related to an abandoned project.

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit (loss) were as follows (dollars in millions):

                                         1999     CHANGE     1998     CHANGE     1997
                                        ------    ------    ------    ------    ------
Revenues:
  Advertising.........................  $185.9      8.1%    $171.9      7.6%    $159.7
  Circulation.........................    75.3     (1.2)      76.2      1.1       75.4
  Other...............................    17.7     21.8       14.6      7.3       13.6
                                        ------              ------              ------
                                        $278.9      6.2%    $262.7      5.6%    $248.7
                                        ======              ======              ======
Operating profit (loss)...............  $ 19.2    (100+)%   $(14.2)   (100+)%   $ 18.3
                                        ======              ======              ======
Operating profit excluding
  restructuring, one-time and other
  charges.............................  $ 19.2     29.3%    $ 14.8    (18.9)%   $ 18.3
                                        ======              ======              ======

1999 Results

     Magazine Publishing's 1999 operating profit increased significantly due primarily to advertising revenue gains at most of the titles as well as lower paper, printing and distribution costs. Excluding The Sporting News, 1999 operating profit was $25.9 million compared to $21.3 million in the prior year and revenues in 1999 were $241.7 million compared to $227.1 million in the prior year. Circulation revenues were consistent with the prior year. Other revenues increased in 1999 compared to 1998 due primarily to subscription list rental fees and television show sponsorships.

1998 Results

     Revenues increased in 1998 due to higher advertising revenues at most of the magazines. The acquisitions of TransWorld SKATEboarding and Warp in April 1997, Ride BMX and SNAP in January 1998, InterZine Productions, Inc. in February 1998 and Senior Golfer in October 1998 also contributed to higher advertising revenues. Excluding acquisitions, revenues rose 4.2%. Magazine Publishing segment's 1998 operating profit decreased from 1997 due to investment in the relaunch of The Sporting News, higher paper costs, as well as the acquisitions of InterZine and Senior Golfer.

     Magazine Publishing segment's 1998 restructuring and one-time charges totaled $29.1 million, which consisted primarily of goodwill impairment related to two titles acquired in 1977 and 1987.

CORPORATE AND OTHER

     Corporate and Other revenues and operating losses were as follows (dollars in millions):

                                            1999     CHANGE    1998     CHANGE    1997
                                            -----    ------    -----    ------    -----
Revenues..................................  $  .6    (46.7)%   $ 1.2    (94.5)%   $21.8
                                            =====              =====              =====
Operating loss............................  $70.5    (11.0)%   $79.3     (6.6)%   $84.9
                                            =====              =====              =====
Operating loss excluding restructuring,
  one-time and other charges..............  $70.5     13.3%    $62.2    (26.7)%   $84.9
                                            =====              =====              =====

1999 Results

     Operating loss was higher in 1999 due to implementation costs to consolidate financial and human resource applications at a central processing site, as well as costs related to Times Mirror interactive, the Company's recently formed Internet unit.

1998 Results

     For 1998, revenues declined due to the dispositions of Harry N. Abrams, Incorporated and National Journal, Inc. Operating loss decreased in 1998 from 1997 due primarily to lower employee benefit costs. Additionally, information systems costs were lower in 1998 due to substantial completion of the Company's conversion to common financial systems in 1997.

     Corporate and Other's 1998 restructuring and one-time charges totaled $15.9 million and $1.1 million for other charges that did not qualify for accounting classification as restructuring charges. These charges consisted primarily of termination benefits and lease termination costs.

OTHER, NET

1999 Results

     The 1999 results included a net pretax gain on the sale of America Online, Inc. (AOL) shares and the purchase of the related 4 1/4% Premium Equity Participating Securities (PEPS), of $16.9 million, or $10.0 million after applicable taxes. The PEPS hedge the Company's investment in AOL. Such transactions may continue from time to time in the future. The Company also recorded a pretax gain on the sale of Hollywood Online, Inc. of $17.2 million, or $10.7 million after applicable taxes. In addition, the Company had other gains on non-operating items and reduced the carrying value of certain new media and other investments. The Company also recognized equity income of $4.1 million in 1999 from its investment in TMCT II which could experience significant variability in the future due to the nature of TMCT II's investments (see Note
2).

1998 Results

     In the second half of 1998, the Company sold 441,900 shares of Netscape Communications Corporation (Netscape), which was subsequently purchased by AOL, and purchased the related PEPS, for a net pretax gain of $16.0 million, or $9.5 million after applicable taxes. Additionally, the Company recorded gains in 1998 on the disposition of excess real estate and other assets and recorded equity losses related to new media and other partnership investments.

INCOME TAXES

     The effective income tax rates were 41.0%, 45.3% and 40.8% in 1999, 1998 and 1997, respectively. Goodwill impairment charges for which there were no tax benefit contributed to the higher tax rate in 1998.

RESTRUCTURING, ONE-TIME AND OTHER CHARGES

     In 1998, the Company undertook a comprehensive review of its business operations to determine areas where operational efficiencies could be achieved through either product and/or facility consolidation, headcount reductions, product abandonments, contract terminations or other measures. The Company began this review in anticipation of the impact of its significant 1998 divestitures and to better align its overall cost structure and business configurations (see
Note 7). A summary of the significant components of the 1998 restructuring program is as follows (dollars in millions):

                                NEWSPAPER     PROFESSIONAL     MAGAZINE     CORPORATE
                                PUBLISHING    INFORMATION     PUBLISHING    AND OTHER    TOTAL
                                ----------    ------------    ----------    ---------    ------
Termination benefits..........    $ 43.4          $2.0          $  .2         $10.2      $ 55.8
Contract terminations.........      51.4            --            4.3            --        55.7
Goodwill impairments..........        .3            --           19.7            --        20.0
Lease termination costs.......       2.3           2.8            1.5           3.1         9.7
Technology asset write-offs...       4.8           1.4             .1           1.5         7.8
Other costs...................        .3           2.0            3.3           1.1         6.7
                                  ------          ----          -----         -----      ------
          Total...............    $102.5          $8.2          $29.1         $15.9      $155.7
                                  ======          ====          =====         =====      ======

     The following table summarizes the 1999 activity in the 1998 restructuring liability balance as well as estimated cash flows for the following years (dollars in millions):

                                                                             ESTIMATED CASH FLOWS
                                                                             ---------------------
                            DECEMBER 31,        1999         DECEMBER 31,               2001 AND
                                1998        CASH PAYMENTS        1999         2000     THEREAFTER
                            ------------    -------------    ------------    ------    -----------
Termination benefits......     $51.2           $(37.2)          $14.0        $11.4        $2.6
Contract terminations.....      31.3            (22.7)            8.6          3.8         4.8
Lease termination costs...       6.2             (2.5)            3.7          2.6         1.1
Technology asset
  write-offs..............        .6              (.5)             .1           .1          --
Other costs...............        .7              (.3)             .4           .4          --
                               -----           ------           -----        -----        ----
          Total...........     $90.0           $(63.2)          $26.8        $18.3        $8.5
                               =====           ======           =====        =====        ====

     As planned, annual expense reductions resulting from the 1998 restructuring program remain in line with management's expectations. The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring program.

     In addition to the 1998 charges listed above, the Company also recorded $18.7 million for certain asset write-offs that did not meet the accounting criteria for classification as "restructuring and one-time charges." These charges, which principally included other operating asset write-offs, were classified within "Selling, general and administrative expenses" in the Consolidated Statements of Income.

     In 1997, the Company recorded pretax charges of $18.0 million for specifically identified cost reduction programs that were not classified as restructuring charges. The Company also recorded restructuring, impairment and one-time charges in 1995. A summary of the activity with respect to the 1995 restructuring liability is as follows (dollars in millions):

                                              DECEMBER 31,        1999         DECEMBER 31,
                                                  1998        CASH PAYMENTS        1999
                                              ------------    -------------    ------------
1995 Restructuring..........................     $22.9           $(11.0)          $11.9

     The remaining 1995 restructuring liability relates primarily to lease payments on unoccupied properties, which will be paid over lease periods extending to 2010.

     The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments, if required. The net change in the restructuring liabilities as a result of these reviews has been not significant.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Cash generated from operating activities was used primarily to fund capital expenditures, investments in new media businesses, dividend payments and, to a lesser extent, share purchases. In 1999, funds from the Company's investment affiliates created as part of the 1998 divestitures of the Company's legal and medical publishing businesses, as well as proceeds from new debt issuances were used to finance the 1999 recapitalization and acquisitions. In the second half of 1998, the Company utilized a portion of the investment affiliates' resources for share purchases and acquisitions. During 2000, the Company plans to use proceeds from the planned dispositions of The Sporting News, StayWell, Allen Communication and AchieveGlobal to repay debt, fund acquisitions and, to a lesser extent, purchase the Company's common stock to offset the dilutive effect of stock option exercises.

CASH FLOW

     The following table sets forth certain items from the Consolidated Statements of Cash Flows (dollars in millions):

                                                                1999         1998
                                                              ---------    --------
Net cash provided by operating activities of continuing
  operations................................................  $   349.7    $  248.4
Capital expenditures........................................     (173.5)     (131.5)
Acquisitions, net of cash acquired..........................     (173.3)     (200.8)
Contribution to TMCT II, LLC................................   (1,235.3)         --
Proceeds from reorganization as described in Notes 4 and
  5.........................................................         --     2,022.2
Purchase of Times Mirror's common stock, including exercise
  of put options, net of premiums received..................     (211.9)     (964.7)
Net issuance of commercial paper, short-term borrowings and
  long-term debt............................................      491.8       141.4

     Cash generated by operating activities of continuing operations for 1999 was higher compared to 1998 due primarily to higher earnings.

     Capital expenditures for 1999 were higher compared to 1998 due primarily to the Company's continuing investments for future growth, which included facility renovations within the Newspaper Publishing segment and conversion to a 50-inch web at The Times. Additionally, the Company increased capital spending related to information technology projects, including Year 2000 requirements. Capital expenditures are currently expected to approximate $180.0 million for 2000, primarily for facility renovations and upgrading business systems.

     Cash and marketable securities decreased to $144.3 million at December 31, 1999 from $1.10 billion at December 31, 1998 and total debt at December 31, 1999 rose to $1.82 billion from $1.25 billion at December 31, 1998 due primarily to the 1999 recapitalization (see Note 2).

     At December 31, 1999, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program, which is available for short-term cash requirements. The Company had $241.4 million and $219.0 million of commercial paper outstanding at December 31, 1999 and March 8, 2000, respectively.

     At December 31, 1999, the Company had $400.0 million remaining under shelf registration statements that had not been utilized. There is no assurance that the Company will be able to utilize the amounts remaining under these shelf registration statements on terms acceptable to the Company.

ACQUISITIONS

     In February 1999, Eagle New Media Investments, LLC acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132.0 million. The Company made other acquisitions in 1999 for an aggregate consideration of $41.3 million.

     In April 1998, the Company acquired the Los Angeles area business of E Z Buy & E Z Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara County for $188.7 million. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity that owns all of the non-Los Angeles area assets of Recycler, for a total amount of $34.8 million. The Company made other acquisitions in 1998 for an aggregate consideration of $12.1 million.

DISPOSITIONS

     In May 1999, the Company completed an agreement to merge Hollywood Online, Inc., and its Web site, hollywood.com, into Hollywood.com, Inc. (formerly Big Entertainment, Inc.), in exchange for newly-issued restricted stock of Hollywood.com, Inc. and a note with a then combined current value of approximately $31.5 million. Additionally, the Company completed the sale of Apartment Search, Inc. in March 1999. The estimated loss on sale of Apartment Search, including a provision for operating losses through the date of disposal, was recorded in the third quarter of 1998.

     In July 1998, the Company completed the divestiture of Matthew Bender in a tax-free reorganization and the sale of the Company's 50% ownership interest in Shepard's to Reed Elsevier plc. The two transactions were valued at $1.65 billion in the aggregate. In October 1998, the Company completed the divestiture of Mosby, Inc. to Harcourt General, Inc. in a transaction valued at $415.0 million. Concurrently with the closing of the Matthew Bender and Mosby, Inc. transactions, the Company became the sole manager of Eagle New Media Investments, LLC (Eagle New Media) and Eagle Publishing Investments, LLC (Eagle Publishing). A substantial portion of the assets of Eagle New Media and Eagle Publishing were utilized in connection with the 1999 recapitalization (see Note
2). The Company intends to deploy the assets of both Eagle New Media and Eagle Publishing to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes.

COMMON SHARE PURCHASES

     During 1999, the Company and Eagle New Media purchased 3.2 million shares of the Company's Series A common stock which more than offset 2.0 million shares issued as a result of the exercise of stock options (see Note 2 for further information on the effective retirement of shares resulting from the 1999 recapitalization).

     The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs. The Company and its affiliates expect to make share purchases primarily to offset stock option exercises, during the next two years in the open market or in private transactions, depending on market conditions, and such purchases may be discontinued at any time. In connection with this program, the Company from time to time sells put options on its common stock. As of December 31, 1999, the Company and its affiliates are authorized to purchase 3.9 million shares of Series A common stock.

DIVIDENDS

     Cash dividends of $.80 and $.72 per share of common stock were declared for the years ended December 31, 1999 and 1998, respectively. In February 2000, the Board of Directors approved an increase in the quarterly dividend on its common stock to $.22 per share, from $.20 per share, beginning with the March 10, 2000 payment date.

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

     Newsprint expense represents a significant portion of the Company's operating costs. To manage the Company's exposure to newsprint price fluctuations, the Company has entered into newsprint hedging contracts not exceeding five years. These hedging arrangements have the effect of locking in for specified periods, the newsprint prices the Company will pay for the hedged volumes. As a result, while these hedging arrangements are structured to reduce the Company's exposure to increases in newsprint prices, they also limit the benefit the Company might otherwise have received from any newsprint price decreases. The Company's operating results typically can be adversely affected to the extent that such historically volatile newsprint prices increase materially.

IMPACT OF YEAR 2000

     The Company instituted a comprehensive program to address potential Year 2000 impacts and as a result, critical systems and infrastructure operated smoothly through the arrival of Year 2000 and leap year boundaries. Additionally, the Company experienced no Year 2000 related disruptions in the products and services provided by its significant suppliers or other third-party business relationships. Many of the improvements made in preparation for the Year 2000 are expected to provide the Company with long-term benefits. For example, many of the advancements in technology for the Company's editorial, advertising and circulation systems, e-mail, telephone switching, and network infrastructure are each expected to have a significant, lasting impact.

YEAR 2000 COSTS

     The Company incurred costs of $39.7 million to prepare for the arrival of the Year 2000, excluding costs for employees working on the project, of which $30.5 million was capitalized and $9.2 million was expensed. These costs include 1999 capital expenditures of $14.7 million and expenses of $5.4 million. During 1999, an average of 104 employees worked on the project with related costs estimated at $8.4 million. These costs include both information technology and non-information technology systems, including capital costs associated with planned replacements previously budgeted which, incidentally, provided Year 2000 compliance. Year 2000 costs were funded through operating cash flows.

DISCONTINUED BUSINESSES

     The above discussion of the Company's Year 2000 program does not include information with respect to AchieveGlobal, Allen Communication or StayWell, which are reflected as discontinued operations. However, the information provided above would not be materially different if information regarding the discontinued businesses was included. The Company incurred costs of $2.6 million to prepare these businesses for the arrival of the Year 2000, excluding costs for employees working on the project, of which $1.6 million was capitalized and $1.0 million was expensed. These costs include 1999 capital expenditures and expenses of $.5 million each.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     In 1998, the Company divested Matthew Bender & Company, Incorporated and Mosby, Inc. While the Company believes that these divestitures were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The Company estimated deferred taxes of $176.6 million based on its assessment of the risks inherent in a contested challenge by the Internal Revenue Service. To the extent that the estimate of such deferred taxes is adjusted in the course of resolving such a challenge, the adjustment will be recorded within discontinued operations. If it is ultimately determined that these transactions were not completed on a tax-free basis, the Company's results of operations, financial position and cash flow may be materially adversely affected.

     Certain statements set forth above and elsewhere in this Annual Report on Form 10-K are forward-looking in nature and related to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The term "expect," "anticipate," and "intend" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. For example, there can be no assurances that the statements contained herein with respect to expected dispositions of certain businesses, share purchases, capital expenditures or the satisfactory resolution of contingent liabilities will be achieved.

     Actual results and experience may differ materially from the forward-looking statements and could be adversely affected by a number of factors, including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information operating unit; (f) unfavorable foreign currency fluctuations; (g) material changes in tax liability due to unfavorable reviews by taxing authorities as described above; and (h) a general economic downturn resulting in decreased consumer and corporate spending on discretionary items such as magazines or newspapers. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and Capital Resources -- Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   28
Consolidated Statements of Income -- Years Ended December
  31, 1999, 1998 and 1997...................................   29
Consolidated Balance Sheets -- December 31, 1999 and
  December 31, 1998.........................................   30
Consolidated Statements of Shareholders' Equity -- Years
  Ended December 31, 1999, 1998 and 1997....................   32
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................   34
Notes to Consolidated Financial Statements..................   35
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   65

     All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
The Times Mirror Company

     We have audited the accompanying consolidated balance sheets of The Times Mirror Company as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 2, 2000

                            THE TIMES MIRROR COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
REVENUES:
  Advertising..........................................  $2,214,902    $1,993,750    $1,855,999
  Circulation..........................................     505,598       512,090       515,941
  Other................................................     308,749       278,148       273,195
                                                         ----------    ----------    ----------
          Total revenues...............................   3,029,249     2,783,988     2,645,135
                                                         ----------    ----------    ----------
COSTS AND EXPENSES:
  Cost of sales........................................   1,615,273     1,444,523     1,395,660
  Selling, general and administrative expenses.........     943,470       935,986       858,197
  Restructuring and one-time charges...................          --       155,681            --
                                                         ----------    ----------    ----------
          Total costs and expenses.....................   2,558,743     2,536,190     2,253,857
                                                         ----------    ----------    ----------
OPERATING PROFIT.......................................     470,506       247,798       391,278
Interest expense.......................................     (93,368)      (68,275)      (35,628)
Interest income........................................      36,454        39,680         2,351
Other, net.............................................      25,699        25,801        38,498
                                                         ----------    ----------    ----------
Income from continuing operations before income
  taxes................................................     439,291       245,004       396,499
Income tax provision...................................     180,229       110,945       161,844
                                                         ----------    ----------    ----------
Income from continuing operations......................     259,062       134,059       234,655
Discontinued operations:
     Income (loss) from operations, net of taxes.......          24       (33,407)       15,657
     Net gain on disposal, net of taxes................          --     1,316,686            --
                                                         ----------    ----------    ----------
NET INCOME.............................................  $  259,086    $1,417,338    $  250,312
                                                         ==========    ==========    ==========
Preferred stock dividends..............................  $   18,066    $   21,697    $   32,481
                                                         ==========    ==========    ==========
Earnings applicable to common shareholders.............  $  241,020    $1,395,641    $  217,831
                                                         ==========    ==========    ==========

Basic earnings per common share:
     Continuing operations.............................  $     3.53    $     1.32    $     2.18
     Discontinued operations...........................          --         15.14           .17
                                                         ----------    ----------    ----------
Basic earnings per share...............................  $     3.53    $    16.46    $     2.35
                                                         ==========    ==========    ==========
Diluted earnings per common share:
     Continuing operations.............................  $     3.38    $     1.29    $     2.12
     Discontinued operations...........................          --         14.77           .17
                                                         ----------    ----------    ----------
Diluted earnings per share.............................  $     3.38    $    16.06    $     2.29
                                                         ==========    ==========    ==========

See notes to consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
ASSETS
  Current assets:
     Cash and cash equivalents..............................  $   144,319    $1,052,999
     Marketable securities..................................           --        49,438
     Accounts receivable, less allowances for doubtful
      accounts and returns of $34,721 and $37,389...........      363,361       311,913
     Inventories............................................       35,082        28,438
     Recoverable income taxes...............................       43,477        22,112
     Deferred income taxes..................................       33,314        32,279
     Prepaid expenses.......................................       35,526        30,141
     Net assets of discontinued operations..................      173,090       189,628
     Other current assets...................................       58,479        16,166
                                                              -----------    ----------
          Total current assets..............................      886,648     1,733,114
  Property, plant and equipment:
     Land...................................................       49,937        45,065
     Buildings..............................................      454,751       433,860
     Machinery and equipment................................    1,389,855     1,321,501
     Leasehold improvements.................................       37,248        27,848
     Construction-in-progress...............................       42,375        41,362
                                                              -----------    ----------
                                                                1,974,166     1,869,636
     Less accumulated depreciation and amortization.........   (1,008,071)     (966,153)
                                                              -----------    ----------
          Property, plant and equipment, net................      966,095       903,483
  Goodwill, net of accumulated amortization of $126,875 and
     $105,976...............................................      602,148       501,463
  Other intangibles, net of accumulated amortization of
     $74,612 and $61,657....................................      192,593       100,373
  Equity investments in TMCT I, LLC and TMCT II, LLC........      332,846        96,416
  Other investments.........................................      242,858       174,402
  Prepaid pension costs.....................................      445,175       419,471
  Other assets..............................................      229,008       229,207
                                                              -----------    ----------
          Total assets......................................  $ 3,897,371    $4,157,929
                                                              ===========    ==========

See notes to consolidated financial statements.

                            THE TIMES MIRROR COMPANY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable.......................................  $   179,461    $   179,415
     Short-term debt........................................      254,834        312,610
     Employees' compensation................................      110,311         93,145
     Unearned income........................................      127,760        146,323
     Restructuring..........................................       25,795         91,903
     Other current liabilities..............................      167,969         98,106
                                                              -----------    -----------
          Total current liabilities.........................      866,130        921,502
  Long-term debt............................................    1,562,240        941,423
  Deferred income taxes.....................................      482,062        373,623
  Postretirement benefits...................................      221,111        226,018
  Other liabilities.........................................      338,808        330,350
                                                              -----------    -----------
          Total liabilities.................................    3,470,351      2,792,916
Common stock subject to put options.........................       27,291         22,560
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; stated at liquidation
     value, convertible to Series A common stock:
       Series A: 900,000 shares authorized; 824,000 shares
        issued and outstanding..............................      411,784        411,784
       Series B: 8,439,000 shares authorized; no shares
        issued or outstanding...............................           --             --
       Series C-1: 381,000 shares authorized, issued and
        outstanding.........................................      190,486        190,486
       Series C-2: 245,000 shares authorized, issued and
        outstanding.........................................      122,550        122,550
  Preferred stock, $1 par value; 23,035,000 shares
     authorized, no shares issued or outstanding............           --             --
  Common stock, $1 par value:
     Series A: 500,000,000 shares authorized; 93,879,000 and
      86,831,000 shares issued and outstanding..............       93,879         86,831
     Series B: 100,000,000 shares authorized; no shares
      issued or outstanding.................................           --             --
     Series C: Convertible to Series A common stock;
      300,000,000 shares authorized, 18,246,000 and
      25,258,000 shares issued and outstanding..............       18,246         25,258
  Additional paid-in capital................................    1,299,931      1,278,916
  Retained earnings.........................................    1,784,793      1,653,736
  Accumulated other comprehensive income....................       26,879         26,491
  Less treasury stock, at cost:
     Series A common stock, 52,387,000 and 38,708,000
      shares; Series A preferred stock, 735,000 shares;
      Series C-1 preferred stock, 305,000 and no shares; and
      Series C-2 preferred stock, 196,000 and no shares.....   (3,548,819)    (2,453,599)
                                                              -----------    -----------
          Total shareholders' equity........................      399,729      1,342,453
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $ 3,897,371    $ 4,157,929
                                                              ===========    ===========

See notes to consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE YEARS ENDED DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                                             PREFERRED STOCK                     COMMON STOCK
                                                              ---------------------------------------------   -------------------
                                                              SERIES A   SERIES B   SERIES C-1   SERIES C-2   SERIES A   SERIES C
                                                              --------   --------   ----------   ----------   --------   --------
BALANCE AT DECEMBER 31, 1996................................  $411,784   $164,595    $     --     $     --    $69,757    $26,973
  Comprehensive income:
    Net income..............................................        --         --          --           --         --         --
    Other comprehensive income, net of income taxes:
      Change in net unrealized losses on securities.........        --         --          --           --         --         --
      Minimum pension liability adjustment..................        --         --          --           --         --         --
      Foreign currency translation adjustments..............        --         --          --           --         --         --
  Comprehensive income......................................        --         --          --           --         --         --
  Conversion to Series A common related to:
    Series C common.........................................        --         --          --           --     11,127    (11,127)
    Series B preferred......................................        --   (164,595)         --           --      4,446         --
  Merger with Chandis Securities............................        --         --     190,486      122,550      6,582      9,656
  Issuance/Purchase of shares:
    Stock options and restricted stock......................        --         --          --           --      1,070          1
    Acquisition.............................................        --         --          --           --         45         --
    Stock purchase program..................................        --         --          --           --     (6,475)        --
    TMCT I, LLC contributed shares..........................        --         --          --           --         --         --
  Put options:
    Sale....................................................        --         --          --           --         --         --
    Exercise................................................        --         --          --           --         --         --
    Change in redemption value..............................        --         --          --           --         --         --
  Dividends declared:
    Common stock; $.55 per share............................        --         --          --           --         --         --
    Preferred stock.........................................        --         --          --           --         --         --
                                                              --------   --------    --------     --------    -------    -------
BALANCE AT DECEMBER 31, 1997................................   411,784         --     190,486      122,550     86,552     25,503
  Comprehensive income:
    Net income..............................................        --         --          --           --         --         --
    Other comprehensive income, net of income taxes:
      Change in net unrealized gains on securities..........        --         --          --           --         --         --
      Minimum pension liability adjustment..................        --         --          --           --         --         --
      Foreign currency translation adjustments..............        --         --          --           --         --         --
  Comprehensive income......................................        --         --          --           --         --         --
  Conversion of Series C common to Series A common..........        --         --          --           --        245       (245)
  Issuance/Purchase of shares:
    Stock options and restricted stock......................        --         --          --           --         34         --
    Purchases of common stock...............................        --         --          --           --         --         --
  Put options:
    Sale....................................................        --         --          --           --         --         --
    Exercise................................................        --         --          --           --         --         --
    Change in redemption value..............................        --         --          --           --         --         --
  Dividends declared:
    Common stock; $.72 per share............................        --         --          --           --         --         --
    Preferred stock.........................................        --         --          --           --         --         --
                                                              --------   --------    --------     --------    -------    -------
BALANCE AT DECEMBER 31, 1998................................   411,784         --     190,486      122,550     86,831     25,258
  Comprehensive income:
    Net income..............................................        --         --          --           --         --         --
    Other comprehensive income, net of income taxes:
      Change in net unrealized losses on securities.........        --         --          --           --         --         --
      Minimum pension liability adjustment..................        --         --          --           --         --         --
      Foreign currency translation adjustments..............        --         --          --           --         --         --
  Comprehensive income......................................        --         --          --           --         --         --
  Conversion of Series C common to Series A common..........        --         --          --           --        776       (776)
  Issuance/Purchase of shares:
    Stock options and restricted stock......................        --         --          --           --         36         --
    Purchases of common stock...............................        --         --          --           --         --         --
    TMCT II, LLC contributed shares.........................        --         --          --           --      6,236     (6,236)
  Put options:                                                                             --
    Sale....................................................        --         --          --           --         --         --
    Exercise................................................        --         --          --           --         --         --
    Change in redemption value..............................        --         --          --           --         --         --
  Dividends declared:
    Common stock; $.80 per share............................        --         --          --           --         --         --
    Preferred stock.........................................        --         --          --           --         --         --
                                                              --------   --------    --------     --------    -------    -------
BALANCE AT DECEMBER 31, 1999................................  $411,784   $     --    $190,486     $122,550    $93,879    $18,246
                                                              ========   ========    ========     ========    =======    =======

See notes to consolidated financial statements.

------------------------------------------------------------------------
                                 ACCUMULATED
      ADDITIONAL                    OTHER
       PAID-IN      RETAINED    COMPREHENSIVE    TREASURY
       CAPITAL      EARNINGS       INCOME          STOCK        TOTAL
      ----------   ----------   -------------   -----------   ----------
      $  225,934   $  546,881      $52,886      $        --   $1,498,810
              --      250,312           --               --      250,312
              --           --      (38,170)              --      (38,170)
              --           --        1,902               --        1,902
              --           --       (3,814)              --       (3,814)
                                                              ----------
              --           --           --               --      210,230
              --           --           --               --           --
         160,119           (8)          --               --          (38)
         807,834           --           --       (1,125,064)      12,044
          45,711      (17,509)          --           32,741       62,014
           2,354           --           --               --        2,399
         (16,190)    (309,734)          --         (132,382)    (464,781)
              --           --           --         (380,093)    (380,093)
           3,227           --           --               --        3,227
            (419)          --           --           (6,527)      (6,946)
          24,572           --           --               --       24,572
              --      (50,885)          --               --      (50,885)
              --      (34,554)          --               --      (34,554)
      ----------   ----------      -------      -----------   ----------
       1,253,142      384,503       12,804       (1,611,325)     875,999
              --    1,417,338           --               --    1,417,338
              --           --       16,106               --       16,106
              --           --       (1,169)              --       (1,169)
              --           --       (1,250)              --       (1,250)
                                                              ----------
              --           --           --               --    1,431,025
              --           --           --               --           --
          31,906      (65,952)          --          125,229       91,217
              --           --           --         (947,203)    (947,203)
           2,891           --           --               --        2,891
             (63)          --           --          (20,300)     (20,363)
          (8,960)          --           --               --       (8,960)
              --      (60,456)          --               --      (60,456)
              --      (21,697)          --               --      (21,697)
      ----------   ----------      -------      -----------   ----------
       1,278,916    1,653,736       26,491       (2,453,599)   1,342,453
              --      259,086           --               --      259,086
              --           --       (8,864)              --       (8,864)
              --           --       (1,692)              --       (1,692)
              --           --       10,944               --       10,944
                                                              ----------
              --           --           --               --      259,474
              --           --           --               --           --
          22,823      (53,265)          --          120,442       90,036
              --           --           --         (196,471)    (196,471)
              --           --           --       (1,000,817)  (1,000,817)
           2,923           --           --               --        2,923
              --           --           --          (18,374)     (18,374)
          (4,731)          --           --               --       (4,731)
              --      (56,698)          --               --      (56,698)
              --      (18,066)          --               --      (18,066)
      ----------   ----------      -------      -----------   ----------
      $1,299,931   $1,784,793      $26,879      $(3,548,819)  $  399,729
      ==========   ==========      =======      ===========   ==========

                            THE TIMES MIRROR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                 1999           1998         1997
                                                              -----------    ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations.........................  $   259,062    $  134,059    $234,655
  Adjustments to derive cash flows from continuing operating activities:
    Depreciation and amortization...........................      144,955       135,175     124,064
    Restructuring and other charges:
      Impairments and other asset write-offs................           --        52,783          --
      Net change in restructuring liability.................      (74,228)       69,849     (15,764)
    Amortization of debt discount...........................       21,466        16,998       9,299
    Gain on asset sales and writedowns, net.................      (21,832)      (31,564)    (36,302)
    Provision for doubtful accounts.........................       18,643        19,240      22,307
    Provision for deferred income taxes.....................       44,764        11,417      41,587
    Changes in assets and liabilities:
      Accounts receivable...................................      (68,541)      (23,302)    (36,625)
      Inventories...........................................       (6,453)        2,755        (740)
      Prepaid pension costs.................................      (25,704)      (52,664)    (39,872)
      Accounts payable......................................       (6,695)      (21,557)     18,172
      Income taxes..........................................       18,777       (18,285)    (31,826)
    Other, net..............................................       45,517       (46,534)     66,098
                                                              -----------    ----------    --------
    Net cash provided by continuing operating activities....      349,731       248,370     355,053
    Net cash provided by (used in) discontinued operating
      activities............................................       31,495        72,906      (1,702)
                                                              -----------    ----------    --------
      Net cash provided by operating activities.............      381,226       321,276     353,351
                                                              -----------    ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (173,484)     (131,548)   (113,081)
  Acquisitions, net of cash acquired........................     (173,337)     (200,786)    (37,580)
  Purchases of investments..................................      (84,270)      (57,433)    (10,811)
  Proceeds from sales of investments and other assets.......       71,455        38,473     120,774
  Sale (purchase) of marketable securities, net.............       49,438       (49,438)         --
  Decreases (increases) in notes receivable, net............       13,000       (69,120)         --
  Proceeds from reorganization as described in Notes 4 and
    5.......................................................           --     2,022,224          --
  Other, net................................................       (7,242)       10,211       8,520
                                                              -----------    ----------    --------
    Net cash provided by (used in) investing activities of
      continuing operations.................................     (304,440)    1,562,583     (32,178)
    Net cash used in investing activities of discontinued
      operations............................................      (10,232)      (29,697)   (153,335)
                                                              -----------    ----------    --------
      Net cash provided by (used in) investing activities...     (314,672)    1,532,886    (185,513)
                                                              -----------    ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to TMCT II, LLC..............................   (1,235,252)           --          --
  Purchases of Times Mirror common stock....................     (196,471)     (947,203)   (464,781)
  Dividends paid............................................      (74,764)      (82,153)    (85,439)
  Net proceeds (repayments) of commercial paper and
    short-term borrowings...................................      (57,485)      212,983      92,187
  Principal repayments of debt..............................      (46,567)      (71,550)     (5,769)
  Exercise of put options, net of premiums received.........      (15,451)      (17,472)     (3,719)
  Proceeds from issuance of long-term debt..................      595,896            --     445,429
  Proceeds from exercise of stock options...................       67,195        59,277      36,431
  Contribution to TMCT I, LLC...............................           --            --    (249,266)
  Other, net................................................      (12,335)          161     (17,098)
                                                              -----------    ----------    --------
      Net cash used in financing activities.................     (975,234)     (845,957)   (252,025)
                                                              -----------    ----------    --------
  Increase (decrease) in cash and cash equivalents..........     (908,680)    1,008,205     (84,187)
  Cash and cash equivalents at beginning of year............    1,052,999        44,794     128,981
                                                              -----------    ----------    --------
  Cash and cash equivalents at end of year..................  $   144,319    $1,052,999    $ 44,794
                                                              ===========    ==========    ========

See notes to consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries as well as affiliates that are controlled by the Company, as described in Note 5, after elimination of all significant intercompany transactions and balances. Other affiliated companies in which the Company owns a 20% to 50% interest or has significant influence are accounted for by the equity method.

     Presentation. Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation. Financial information presented in the notes to consolidated financial statements excludes discontinued operations, except where noted.

     Use of Estimates. Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

     Changes in Accounting Principles. As of January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. In prior years, the Company's accounting policies for internal use software were generally consistent with the requirements of SOP 98-1. Accordingly, the adoption of this pronouncement did not have a material effect on the Company's financial position or results of operations.

     Cash and Cash Equivalents. Cash equivalents consist of investments that are readily convertible into cash and mature within three months from date of purchase. Cash equivalents of $113.9 million and $997.7 million at December 31, 1999 and 1998, respectively, consist of commercial paper, money market funds or certificates of deposit. The Company has an investment policy for short-term investments covering eligible types of instruments, maximum investment terms, credit quality and individual issuer limits.

     Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursement accounts. The Company transfers funds from other sources such as short-term investments or commercial paper issuance to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursement accounts as a result of checks outstanding. The book overdraft, which was reclassified to accounts payable, was $27.4 million and $41.3 million at December 31, 1999 and 1998, respectively.

     Marketable Securities. Marketable securities consist of investments in commercial paper that have maturities over three months but less than one year from date of purchase.

     Inventories. Inventories are stated at the lower of cost or market. Newsprint is valued under the last-in, first-out (LIFO) method and paper and certain finished products are valued primarily under the weighted average cost method.

     Property, Plant and Equipment. Property, plant and equipment is stated on the basis of cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements are capitalized.

     Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

Buildings....................................  10 - 45 years
Machinery and equipment......................  3 - 20 years
Leasehold improvements.......................  Lesser of useful life or lease term

     Goodwill and Other Intangibles. Goodwill recognized in business combinations accounted for as purchases is being amortized on a straight-line basis primarily over periods of 15 to 40 years, with a weighted

                            THE TIMES MIRROR COMPANY
average amortization period of 35 years. Goodwill amortization expense was $22.5 million, $18.0 million and $13.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives ranging primarily from 5 to 30 years, with a weighted average life of 27 years. Amortization expense was $15.1 million, $9.9 million and $7.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company assesses on an ongoing basis the recoverability of long-lived assets, including goodwill and other intangible assets, based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flows estimate were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flows. The Company also evaluates the amortization periods of these assets to determine whether events or circumstances warrant revised estimates of useful lives.

     Deferred Charges. Magazine subscription procurement costs are charged to expense over the same period as the related revenue is earned.

     Derivative Financial Instruments. Interest rate swaps (see Note 9) are used to manage exposure to market risk associated with changes in interest rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense. Amounts received or paid in connection with initiating or terminating swaps are amortized on a straight-line basis as a reduction or increase in interest expense over the term of the swaps.

     Premium equity participating debt securities (see Note 12) are used to manage the Company's exposure to market risk associated with changes in the fair value of the Company's investment in the common stock of America Online, Inc.
(AOL).

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

     Commodity price hedging contracts (see Note 9) are used to manage the Company's exposure to market risk associated with fluctuations in newsprint prices. These contracts are accounted for on the accrual basis. Periodic settlement payments made or received are recognized as an adjustment to the cost basis of newsprint inventory. Amounts paid in connection with initiating these contracts are amortized on a straight-line basis as an adjustment to the cost basis of newsprint inventory over the term of the contracts.

     Put options are used in conjunction with the Company's common stock purchase program. These contracts are entered into based on market conditions as well as other factors. The costs or benefits derived from these equity-based financial instruments are recorded in shareholders' equity on the date of the transaction. The potential obligation under these put options outstanding at December 31, 1999 and 1998 has been transferred from shareholders' equity to "Common stock subject to put options."

     Revenue Recognition. Revenues from certain products sold with the right of return, are recognized net of a provision for estimated returns. Revenues from newspaper and magazine subscriptions and annual subscriptions for aeronautical charts are deferred as unearned income at the time of the sale. A pro rata share of the newspaper and magazine subscription price is included in revenue as products are delivered to subscribers. Annual subscription revenues for aeronautical charts are recognized on a straight-line basis over the life of the subscription service.

                            THE TIMES MIRROR COMPANY

     Advertising and Promotion Costs. Advertising and promotion costs, which are expensed as incurred, amounted to $70.9 million, $59.9 million and $64.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Foreign Currency Translation. The assets and liabilities of foreign operations are translated at year-end exchange rates. Results of operations are translated at average exchange rates in effect during the year. Translation adjustments are included in "Accumulated other comprehensive income" in the Consolidated Balance Sheets and Statements of Shareholders' Equity.

     Stock-Based Compensation. Employee stock options (see Note 14) are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Accordingly, the financial statements do not include any expense related to employee stock option awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Future Accounting Requirement. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Subsequently, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS 133 for one year. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The effect of adopting SFAS 133 is currently being evaluated, however, management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

NOTE 2 -- 1999 RECAPITALIZATION

     In September 1999, the Company completed a transaction (1999 recapitalization) involving agreements with its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (Chandler Trusts). The 1999 recapitalization resulted in the formation of a new limited liability company, TMCT II, LLC (TMCT II).

     Pursuant to the TMCT II contribution agreement, the Company, Eagle New Media Investments, LLC and Eagle Publishing Investments, LLC (Eagle Companies) and the Chandler Trusts made the following capital contributions to TMCT II:

        1. The Company contributed preferred units issued by the operating partnerships of 8 unrelated real estate investment trusts (OP REIT Interests) with an aggregate purchase price of $600.0 million and $2.0 million in cash;

        2. The Eagle Companies contributed a total of $633.3 million in cash or cash equivalents; and

        3. The Chandler Trusts contributed 9.3 million shares of the Company's Series A common stock, 6.2 million shares of the Company's Series C common stock, 381 thousand shares of the Company's Series C-1 preferred stock and 245 thousand shares of the Company's Series C-2 preferred stock (TMCT II Contributed Shares).

                            THE TIMES MIRROR COMPANY

     The Company's purchase of the OP REIT Interests was funded with the proceeds of a $550.0 million short-term bank line of credit provided by Citicorp and its commercial paper line. The Company refinanced this line of credit in October 1999 (see Note 12). The cash contributed by the Company and the Eagle Companies was used by TMCT II to purchase a portfolio of securities (TMCT II Portfolio).

     The Company, the Eagle Companies and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the OP REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts with the remaining portion of the cash flow from the OP REIT Interests and the TMCT II Portfolio primarily allocated to the Eagle Companies. The cash flow from the TMCT II Contributed Shares is largely allocated to the Company with the remaining portion of the cash flow from the TMCT II Contributed Shares primarily allocated to the Chandler Trusts. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes, 80% of the TMCT II Contributed Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C-1 and C-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company and the Eagle Companies account for their investment in the TMCT II OP REIT Interests and the TMCT II Portfolio under the equity method and this net investment was $246.8 million at December 31, 1999. During 1999, the Company and the Eagle Companies recognized $4.1 million of equity income related to this investment.

     At December 31, 1999, the assets of TMCT II, excluding the TMCT II Contributed Shares, consisted primarily of $600.0 million of OP REIT Interests, $475.6 million of fixed income investments, $93.0 million of private equity investments and $69.6 million of cash and cash equivalents. TMCT II may invest a total of $560.0 million in venture capital or private equity investments. TMCT II recognizes unrealized losses on its venture capital and private equity investments and defers the recognition of unrealized gains on these investments until realized. In the fourth quarter of 1999, the Company and Eagle New Media Investments, LLC sold certain venture capital investments with a cost basis of $16.2 million to TMCT II for proceeds of $31.4 million and has deferred recognition of any gain until these investments are sold by TMCT II to third parties unaffiliated with the Company. These proceeds are included in "Proceeds from sales of investments and other assets" in the Consolidated Statements of Cash Flows.

     In connection with the 1999 recapitalization, the Company replaced the Series C-1 and C-2 preferred stocks with Series D-1 and D-2 preferred stocks effective January 1, 2000. The Series D-1 and D-2 preferred stocks are identical to the Series C-1 and C-2 preferred stocks except that the increases in the dividend rate on the Series D-1 and D-2 preferred stocks are pursuant to a fixed and certain schedule.

     As a result of the 1999 recapitalization, for financial reporting purposes, the following number of shares have been included as treasury stock and excluded from earnings per share calculations:

        1. 12.4 million shares of Series A and C common stocks;

        2. 305 thousand shares of Series C-1 preferred stock;

        3. 196 thousand shares of Series C-2 preferred stock.

NOTE 3 -- 1997 RECAPITALIZATION

     During the third quarter of 1997, the Company completed a transaction (1997 recapitalization) involving agreements with its largest shareholders, the Chandler Trusts. The 1997 recapitalization consisted of two components: (a) the merger of Chandis Securities Company (Chandis), a holding company owned by Chandler Trust No. 2 and affiliated minority investors, into Chandis Acquisition Corporation (CAC), a Delaware corporation and wholly-owned subsidiary of the Company (Merger) and (b) the formation of a new limited liability company by the Chandler Trusts and the Company.

                            THE TIMES MIRROR COMPANY

     On August 8, 1997, Chandis merged with and into CAC. Pursuant to the Merger Agreement, the Chandis shareholders received 6.6 million shares of Series A common stock, 9.7 million shares of Series C common stock, 381 thousand shares of new Series C-1 preferred stock, and 245 thousand shares of new Series C-2 preferred stock. At the time of the Merger, Chandis owned 8.6 million shares of Series A common stock, 9.7 million shares of Series C common stock, and 381 thousand shares of Series A preferred stock as well as an interest in undeveloped real estate and certain other assets and liabilities. CAC is not a "permitted transferee" as defined in the Company's Certificate of Incorporation, therefore, the Series C common stock was converted to Series A common stock as a result of the Merger. The Company's shares owned by CAC are reported as treasury stock for financial reporting purposes. The Merger was a tax-free transaction.

     Concurrent with the consummation of the Merger, the Company (including certain of its subsidiaries) and the Chandler Trusts formed TMCT, LLC (TMCT I), a Delaware limited liability company, and the following capital contributions were made to TMCT I:

        1. The Company contributed $249.3 million in cash and 8 real properties (Real Properties) with an aggregate market value of $225.9 million;

        2. The Chandler Trusts contributed 5.0 million shares of Series A common stock and 443 thousand shares of Series A preferred stock (TMCT I Contributed Shares).

     The cash contributed by the Company was used by TMCT I to purchase a portfolio of securities (TMCT I Portfolio). The Company has leased the Real Properties from TMCT I under a lease with minimum lease payments equal to the fair values and with an initial term of 12 years. During 1999 and 1998, the Company made annual lease payments to TMCT I of $24.2 million. The lease is accounted for as a financing arrangement and, accordingly, the Real Properties' book value remains on the Company's consolidated balance sheet and continues to be depreciated at the rates in effect prior to the contribution of the Real Properties to TMCT I. The depreciation, along with a reduction of property, plant and equipment of $168.0 million, which represents the estimated net book value of the Real Properties at the end of the lease term, will result in a net book value of zero for the Real Properties at August 8, 2009. At that time, the Company has the option to purchase all the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may be leased by the Company at a fair value rent as provided for under the terms of the lease agreement. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term. The lease is included as a property financing in the Company's outstanding debt obligations (see Note 12).

     The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT I. The cash flow from the Real Properties and the TMCT I Portfolio is largely allocated to the Chandler Trusts and the cash flow from the TMCT I Contributed Shares is largely allocated to the Company. Due to the allocations of the economic benefits in the TMCT I, 80% of the TMCT I Contributed Shares are included in treasury stock for financial reporting purposes and 80% of the preferred stock dividends on the Series A preferred stock are excluded from preferred stock dividends. The Company accounts for the investment in the TMCT I Portfolio under the equity method. This net investment was $86.0 million and $96.4 million at December 31, 1999 and 1998, respectively. During 1999 and 1998, the Company recognized an equity loss of $3.5 million and equity income of $3.7 million related to this investment, respectively. The assets of TMCT I, excluding the TMCT I Contributed Shares, primarily consist of Real Properties of $205.8 million and $214.0 million, fixed income investments of $207.3 million and $213.2 million, and equity investments of $46.2 million and $45.3 million at December 31, 1999 and 1998, respectively.

                            THE TIMES MIRROR COMPANY

     As a result of the 1997 recapitalization, for financial reporting purposes, the following number of shares have been included as treasury stock and excluded from earnings per share calculations:

        1. 6.0 million shares of Series A common stock;

        2. 735 thousand shares of Series A preferred stock.

NOTE 4 -- DISCONTINUED OPERATIONS

     In September 1999, Times Mirror announced its decision to sell AchieveGlobal, Inc., a professional training company, Allen Communication, an interactive software and training courseware developer, and The StayWell Company, a health improvement information company. The Company decided to sell these businesses in order to concentrate on its core strengths in newspaper publishing, flight information and magazine publishing. While the Company previously expected to complete the sale of AchieveGlobal in the first quarter of 2000, the Company now believes that greater sales value can be realized by allowing AchieveGlobal to fully implement certain of its strategic initiatives. Currently, the Company anticipates selling AchieveGlobal by the end of 2000. The accompanying financial statements reflect these businesses as discontinued operations for all periods presented.

     During the second quarter of 1998, the Company reached agreements to divest Matthew Bender & Company, Incorporated (Matthew Bender), the Company's legal publisher, in a tax-free reorganization (see Note 5) and its 50% ownership interest in legal citation provider Shepard's. The two transactions were valued at $1.65 billion in the aggregate and were completed in the third quarter of 1998. The disposition of the Company's 50% interest in Shepard's was consummated by a transfer of the respective partnership interests owned by two subsidiaries of the Company to affiliates of Reed Elsevier plc for a cash consideration of $274.7 million. The Company recorded a net gain on these two transactions in the amount of $1.11 billion, net of expenses and $163.6 million of income taxes, primarily consisting of tax reserves (see Note 11). Also during the second quarter of 1998, the Company reached an agreement to divest Mosby, Inc. (Mosby), the Company's health science/medical publisher, in a tax-free reorganization (see Note 5). The transaction was valued at $415.0 million and was completed in the fourth quarter of 1998. The Company recorded a net gain on this transaction in the amount of $239.0 million, net of expenses and $55.6 million of income taxes, primarily consisting of tax reserves (see Note 11). While the Company believes that the Matthew Bender and Mosby transactions were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. These divestitures represent the final dispositions of the Company's professional and higher education publishing businesses and, as such, have been reflected as discontinued operations in the accompanying financial statements for all periods presented.

     During the third quarter of 1998, the Company decided to discontinue Apartment Search, Inc., its apartment location business. In 1998, the Company recorded an estimated loss on disposal including a provision for operating losses of $3.4 million during the phase-out period. The total estimated loss of $47.6 million, or $28.2 million after applicable tax benefit, is included in discontinued operations in "Net gain on disposal, net of taxes" in the Consolidated Statements of Income. The Company completed the sale of Apartment Search, Inc. in March 1999.

                            THE TIMES MIRROR COMPANY

     A summary of the combined results of operations and net gain on disposal for all discontinued entities are as follows (in thousands):

                                                      1999         1998         1997
                                                    --------    ----------    --------
Revenues..........................................  $186,578    $  507,475    $673,393
                                                    ========    ==========    ========
Income (loss) before income taxes(1)..............  $  2,271    $  (25,521)   $ 20,808
Income tax provision..............................     2,247         7,886       5,151
                                                    --------    ----------    --------
Income (loss) from discontinued operations........        24       (33,407)     15,657
Net gain on disposal, net of taxes(2).............        --     1,316,686          --
                                                    --------    ----------    --------
          Total discontinued operations...........  $     24    $1,283,279    $ 15,657
                                                    ========    ==========    ========

---------------
(1) It is the Company's policy to allocate interest expense among business segments including discontinued operations. The allocation to discontinued operations is based on the ratio of net assets of discontinued operations plus consolidated debt, other than debt of the discontinued operations that will be assumed by the buyer and debt that can be directly attributed to the discontinued operations. Income (loss) before income taxes includes a charge for interest expense of $7.6 million, $18.1 million and $17.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The results of discontinued operations include pretax restructuring, one-time and other charges of $59.1 million and $12.8 million for the years ended December 31, 1998 and 1997, respectively.

(2) Net of income taxes of $198.0 million in 1998.

     The assets and liabilities of discontinued operations have been classified in the Consolidated Balance Sheets as net assets of discontinued operations and consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Accounts receivable, net....................................  $ 33,373    $ 58,256
Other current assets........................................    27,289      49,310
Property, plant and equipment, net..........................    12,638      14,838
Goodwill, net...............................................    57,236      62,861
Other intangibles, net......................................    65,066      68,256
Other assets................................................    18,213      21,986
                                                              --------    --------
          Total assets......................................   213,815     275,507
                                                              --------    --------
Current liabilities.........................................    32,922      77,164
Non-current liabilities.....................................     7,803       8,715
                                                              --------    --------
          Total liabilities.................................    40,725      85,879
                                                              --------    --------
Net assets of discontinued operations.......................  $173,090    $189,628
                                                              ========    ========

                            THE TIMES MIRROR COMPANY

     The major components of cash flow for discontinued operations are as follows (in thousands):

                                                      1999        1998        1997
                                                    --------    --------    ---------
Income (loss) from discontinued operations........  $     24    $(33,407)   $  15,657
Depreciation and amortization.....................     9,620      25,572       31,319
Amortization of product costs.....................     4,796      16,550       22,655
Other, net........................................    17,055      64,191      (71,333)
                                                    --------    --------    ---------
  Net cash provided by (used in) discontinued
     operating activities.........................  $ 31,495    $ 72,906    $  (1,702)
                                                    ========    ========    =========

Capitalization of product costs...................  $ (5,994)   $(16,852)   $ (21,490)
Acquisitions, net of cash acquired................        --          --      (96,213)
Capital expenditures..............................    (4,256)    (11,485)     (16,836)
Other, net........................................        18      (1,360)     (18,796)
                                                    --------    --------    ---------
  Net cash used in investing activities of
     discontinued operations......................  $(10,232)   $(29,697)   $(153,335)
                                                    ========    ========    =========

NOTE 5 -- REORGANIZATION

     During the third quarter of 1998, the Company completed the disposition of Matthew Bender in a tax-free reorganization with Reed Elsevier plc. The disposition of Matthew Bender was accomplished through the merger of an affiliate of Reed Elsevier with and into Matthew Bender, with Matthew Bender as the surviving corporation in the merger. As a result of the merger, TMD, Inc., a wholly-owned subsidiary of Times Mirror, received all of the issued and outstanding common stock of CBM Acquisition Parent Co. (MB Parent). MB Parent is a holding company that owns controlling voting preferred stock of Matthew Bender with a stated value of $61.6 million and participating preferred stock of Matthew Bender. MB Parent is also the sole member of Eagle New Media Investments, LLC (Eagle New Media). Affiliates of Reed Elsevier own voting preferred stock of MB Parent with a stated value of $68.8 million which affords them voting control over MB Parent, subject to certain rights held by Times Mirror with respect to Eagle New Media. Concurrently, with the closing of the merger, the Company became the sole manager of Eagle New Media and controls its operations and assets. The consolidated financial statements of the Company include the accounts of Eagle New Media.

     During the fourth quarter of 1998, the Company completed the disposition of Mosby in a tax-free reorganization with Harcourt General, Inc. The disposition of Mosby was accomplished through the merger of an affiliate of Harcourt General, Inc. with and into Mosby, with Mosby as the surviving corporation in the merger. As a result of the merger, the Company received all of the issued and outstanding common stock of Mosby Parent Corp. (Mosby Parent). Mosby Parent is a holding company that owns controlling voting preferred stock of Mosby with a stated value of $48.3 million and participating preferred stock of Mosby. Mosby Parent is also the sole member of Eagle Publishing Investments, LLC (Eagle Publishing). An affiliate of Harcourt General, Inc. owns voting preferred stock of Mosby Parent with a stated value of $50.0 million which affords it voting control over Mosby Parent, subject to certain rights held by the Company with respect to Eagle Publishing. Concurrently with the closing of the merger, the Company became the sole manager of Eagle Publishing and controls its operations and assets. The consolidated financial statements of the Company include the accounts of Eagle Publishing.

     The Company intends to deploy the assets of both Eagle New Media and Eagle Publishing to finance acquisitions and investments, including purchases of the Company's common stock, and does not intend to use those funds for the Company's general working capital purposes.

                            THE TIMES MIRROR COMPANY

NOTE 6 -- ACQUISITIONS, DISPOSITIONS AND WRITEDOWNS

     Acquisitions. In February 1999, Eagle New Media acquired Newport Media, Inc., a publisher of shopper publications in the Long Island and New Jersey areas, for approximately $132.0 million. This acquisition resulted in goodwill of $68.5 million and other intangible assets of $90.8 million, which are being amortized primarily over a period of 30 years. The Company also made other acquisitions during 1999 for an aggregate consideration of $41.3 million. These other acquisitions resulted in goodwill of $26.8 million and other intangible assets of $15.2 million, which are being amortized over periods of 5 to 25 years.

     In April 1998, the Company acquired the Los Angeles area business of E Z Buy & E Z Sell Recycler Corporation (Recycler), consisting primarily of the Recycler publications in the Los Angeles, Orange, Riverside, San Bernardino and Ventura counties and a portion of Santa Barbara county for $188.7 million. This acquisition resulted in goodwill of $147.5 million and other intangible assets of $69.4 million, which are being amortized primarily over 30 years. The Company also invested in preferred stock and provided a term loan to Target Media Partners, a new entity which owns all of the non-Los Angeles area assets of Recycler, for a total amount of $34.8 million. The Company also made other acquisitions during 1998 for an aggregate consideration of $12.1 million. Goodwill of $13.8 million related to these other acquisitions is being amortized primarily over 15 years.

     In 1997, the Company acquired Patuxent Publishing Company, a publisher of 13 community weeklies in Maryland and This Week Publications, Inc., a free weekly shopper distributed in Queens and Long Island, New York. These and other small acquisitions resulted in goodwill of $69.5 million, which is being amortized over periods of 15 to 30 years.

     These acquisitions were accounted for by the purchase method with the results of operations included in the Company's financial statements from the dates of acquisition. Pro forma results for 1999, 1998 and 1997, assuming these acquisitions occurred on January 1 of the respective year, are not materially different from the results reported.

     Dispositions and Writedowns. In September 1999, the Company announced its decision to sell the properties of The Sporting News, a sports magazine, including its Web site sportingnews.com. The assets and liabilities of The Sporting News have been classified as held for sale and are included in "Other current assets" and "Other current liabilities" in the Consolidated Balance Sheets. The assets of The Sporting News totaled $46.6 million at December 31, 1999 and consisted primarily of accounts receivable and deferred charges. The liabilities of The Sporting News totaled $54.0 million at December 31, 1999 and were comprised primarily of unearned income. During 1999, The Sporting News had revenues of $37.2 million and an operating loss of $6.7 million.

     In May 1999, the Company completed an agreement to merge Hollywood Online, Inc. and its Web site, hollywood.com, into Hollywood.com, Inc. (formerly Big Entertainment, Inc.) in exchange for newly-issued restricted stock of Hollywood.com, Inc. and a note with a then combined current value of approximately $31.5 million. The Company recorded a gain of $17.2 million, or $10.7 million after applicable income taxes, related to this disposition.

     During 1999, the Company sold 316 thousand shares of its holdings in AOL common stock and purchased an equal proportion of its 4 1/4% Premium Equity Participating Securities (PEPS) obligation in the open market. The PEPS hedge the Company's investment in AOL (see Note 12). These transactions resulted in a net gain of $16.9 million, or $10.0 million after applicable income taxes. Additionally, the Company recorded gains on other non-operating items and reduced the carrying value of certain new media and other investments. The total net gains of $27.1 million are included in "Other, net" in the Consolidated Statements of Income.

                            THE TIMES MIRROR COMPANY

     During 1998, the Company sold 442 thousand shares of its holdings in Netscape Communications Corporation (Netscape) common stock (subsequently purchased by AOL) and purchased an equal proportion of its PEPS obligation in the open market. These transactions resulted in a net gain of $16.0 million, or $9.5 million after applicable income taxes. The Company also disposed of various excess real estate and other assets for an aggregate gain of $16.1 million, or $9.6 million after applicable income taxes. The total gains of $32.1 million are included in "Other, net" in the Consolidated Statements of Income.

     During 1997, the Company sold certain equity investments, including Tejon Ranch Co., WebTV Network, Inc., Netscape, Speedvision Network, LLC and Outdoor Life Network, LLC, for an aggregate gain of $75.6 million, or $47.7 million after applicable income taxes. Additionally, the Company had writedowns and expenses related to non-operating items as well as losses on the sale of Harry
N. Abrams, Inc., National Journal, Inc. and other assets of $39.3 million, or $29.8 million after applicable income taxes. The total net gains of $36.3 million are included in "Other, net" in the Consolidated Statements of Income.

NOTE 7 -- RESTRUCTURING, ONE-TIME AND OTHER CHARGES

     In 1998, the Company undertook a comprehensive review of its business operations to determine areas where operational efficiencies could be achieved through either product and/or facility consolidation, headcount reductions, product abandonments, contract terminations or other measures. The Company began this review in anticipation of the impact of its significant 1998 divestitures and to better align its overall cost structure and business configurations. The Company's review led to a major restructuring program that resulted in the recording of $155.7 million in 1998.

     A summary of the significant components of the 1998 restructuring program is as follows (in thousands):

                              NEWSPAPER     PROFESSIONAL     MAGAZINE     CORPORATE
                              PUBLISHING    INFORMATION     PUBLISHING    AND OTHER     TOTAL
                              ----------    ------------    ----------    ---------    --------
Termination benefits........   $ 43,406        $2,021        $   156       $10,270     $ 55,853
Contract terminations.......     51,386            --          4,330            --       55,716
Goodwill impairments........        324            --         19,715            --       20,039
Lease termination costs.....      2,307         2,764          1,500         3,045        9,616
Technology asset
  write-offs................      4,772         1,378            100         1,504        7,754
Other costs.................        310         2,011          3,271         1,111        6,703
                               --------        ------        -------       -------     --------
                               $102,505        $8,174        $29,072       $15,930     $155,681
                               ========        ======        =======       =======     ========

     A discussion of the specific restructuring activities follows:

     Termination Benefits. Staff reductions were implemented at substantially all operating units with the majority of these actions performed within the Newspaper Publishing segment. The Los Angeles Times recorded severance charges related to 358 full-time and 534 part-time employees through either voluntary or involuntary programs, primarily occurring in the fourth quarter of 1998. The Baltimore Sun's termination charges included 81 full-time employees and Newsday determined that 23 full-time and 26 part-time employees would be released. The staff reductions within the Newspaper Publishing segment were the result of identified efficiencies from outsourcing opportunities, elimination of duplicate functions and technological improvements to the Company's processes. In total, termination benefits, which were largely severance costs, covered 576 full-time and 578 part-time employees company-wide of which 189 employees had been released by the end of 1998 with the majority of employees released by the second quarter of 1999. Termination benefits for these employees were substantially paid by the end of 1999. However, certain employees will receive payments over an extended period of time.

     Contract Terminations. In reviewing the Company's processes, supply contracts and strategic alliances, the Company identified certain long-term contracts and relationships which were no longer providing benefits

                            THE TIMES MIRROR COMPANY
to the Company's current operations. As a result, the Company recorded charges for contract terminations which included (i) the termination of a long-term contract related to Newsday's pre-print distribution business for $34.3 million,
(ii) the termination of The Hartford Courant's long-standing bonus arrangement for $12.0 million and (iii) the termination of 56 distribution contracts with outside agents at the Los Angeles Times for $4.9 million.

     Goodwill Impairments. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment charges were taken related to goodwill associated with two of the Company's magazine titles. These charges were taken as the result of disappointing market penetration and operating results and were based on discounted estimated cash flows from future operations.

     Lease Termination Costs. In connection with the Company's downsizing and/or relocation of offices primarily at the Los Angeles Times and at Jeppesen's German operation, the Company recorded charges for future operating lease payments and write-offs of leasehold improvements related to facilities it will vacate. The total lease payment accrual for periods through 2010 is net of estimated sublease income of $3.4 million. No amounts have been included for any period in which the operating units will continue to occupy the premises.

     Technology Asset Write-offs. During mid-1998, the Company determined that its long standing policy of allowing each operating unit to independently determine its technology requirements and make related equipment and software purchases was both inefficient as well as expensive in terms of maintenance, help desk, networking and other support costs. In connection with this decision, the Company established common hardware and software configurations to provide consistency across all business units. As a result, many operating units were required to dispose of a significant amount of technology resources to conform to the common platform. Total asset write-offs of technology-related equipment were taken in the quarter in which the equipment was replaced.

     Other Costs. In performing a review of its businesses and product offerings, expenses were recognized for the termination of an Internet venture in the Magazine Publishing segment, in addition to costs for the abandonment of certain projects at Jeppesen.

     Other Program Charges. In addition to the charges listed above, the Company also recorded $18.7 million for certain asset write-offs that did not meet the accounting criteria for classification as "restructuring and one-time charges." These charges, which principally included other operating asset write-offs, have been classified within "Selling, general and administrative expenses" in the Consolidated Statements of Income.

                            THE TIMES MIRROR COMPANY

     A summary of the activity in the restructuring liabilities is as follows (in thousands):

                                                      1998             1995
                                                  RESTRUCTURING    RESTRUCTURING     TOTAL
                                                  -------------    -------------    --------
Balance at December 31, 1996....................    $     --         $ 58,819       $ 58,819
  Cash payments.................................          --          (24,483)       (24,483)
  Other(1)......................................          --            8,719          8,719
                                                    --------         --------       --------
Balance at December 31, 1997....................          --           43,055         43,055
  Charged to costs and expenses.................     155,681               --        155,681
  Cash payments.................................     (31,654)         (19,321)       (50,975)
  Asset write-offs..............................     (35,204)              --        (35,204)
  Other.........................................       1,176             (829)           347
                                                    --------         --------       --------
Balance at December 31, 1998....................      89,999           22,905        112,904
  Cash payments.................................     (63,236)         (10,992)       (74,228)
                                                    --------         --------       --------
Balance at December 31, 1999....................    $ 26,763         $ 11,913       $ 38,676
                                                    ========         ========       ========

---------------
(1) Includes primarily transfers from discontinued operations for restructuring liabilities not assumed by purchasers of discontinued operations.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                                    DECEMBER 31
                                                              ------------------------
                                                                  1999          1998
                                                              ------------    --------
Restructuring -- current liabilities
  1995 Restructuring........................................    $ 7,555       $ 15,722
  1998 Restructuring........................................     18,240         76,181
Other liabilities
  1995 Restructuring........................................      4,358          7,183
  1998 Restructuring........................................      8,523         13,818
                                                                -------       --------
                                                                $38,676       $112,904
                                                                =======       ========

     The current portion of restructuring liabilities relates primarily to severance and lease payments while the non-current portion principally relates to contract terminations and extended payout of severance arrangements, as well as lease payments which will be paid over lease periods extending to 2010. The Company made severance payments under all programs which totaled $37.8 million, $7.5 million and $5.6 million during 1999, 1998 and 1997, respectively. At December 31, 1999, the remaining liability for severance costs aggregated $15.1 million.

     The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments if required. During 1999 and 1998, these adjustments resulted in recoveries of prior year's restructuring reserves which were largely offset by restructuring requirements in those years. The net change in the restructuring liabilities as a result of these reviews has not been significant.

                            THE TIMES MIRROR COMPANY

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in thousands):

                                                       1999       1998         1997
                                                     --------    -------    ----------
Interest paid......................................  $ 65,383    $68,571    $   33,545
Income taxes paid..................................   104,630     47,406       138,567
Liabilities assumed in connection with
  acquisitions.....................................    53,793      9,910        17,194
Stock and notes receivable received from
  divestiture......................................    31,503         --            --
Merger with Chandis:
  Times Mirror stock received......................        --         --     1,116,058
  Other assets received............................        --         --        21,050
  Times Mirror stock issued........................        --         --     1,137,108
Fair value of properties contributed to TMCT I.....        --         --       225,850
Property financing obligation, net of original issue discount...       --      --     57,829
Notes issued in connection with an acquisition.....        --         --        39,209

NOTE 9 -- FINANCIAL INSTRUMENTS

     Financial instruments consist of the following (in thousands):

                                                             DECEMBER 31
                                          -------------------------------------------------
                                                   1999                      1998
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                            VALUE        VALUE        VALUE        VALUE
                                          ----------   ----------   ----------   ----------
Short-term assets.......................  $  507,680   $  507,680   $1,414,350   $1,414,350
Long-term investments...................     185,299      185,299      129,364      129,364
Notes receivable........................      91,056       91,056       74,082       74,082
Short-term liabilities..................     434,295      434,295      492,025      492,025
Long-term debt..........................   1,562,240    1,711,004      941,423    1,017,245
Unrealized net gain on interest rate
  swaps.................................          --       12,959           --       43,246

     Short-Term Assets and Liabilities. The fair values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

     Long-Term Investments. Investments in publicly traded securities are classified as available-for-sale and are stated at fair value based on quoted market prices. All other investments are recorded at the lower of cost or estimated net realizable value. The cost of the investments was $81.1 million and $42.2 million at December 31, 1999 and 1998, respectively. Unrealized gains are included in "Accumulated other comprehensive income" (see Note 18).

     Notes Receivable. The carrying value of notes receivable is estimated to approximate fair values. Although there are no quoted market prices available for these instruments, the fair value estimates were based on the changes in interest rates and risk related interest rate spreads since the notes origination dates.

     Long-Term Debt. The fair value of long-term debt is based primarily on the Company's current refinancing rates for publicly issued fixed rate debt with comparable maturities, except for the PEPS whose fair value is based on the open market (see Note 12).

     Interest Rate Swaps. Interest rate swap agreements outstanding at December 31, 1999 were for notional amounts of $200.0 million, $170.1 million and $100.0 million expiring in 2001, 2002 and 2023, respectively, with $170.1 million and $100.0 million notional amounts also outstanding at December 31, 1998. In 1999, two

                            THE TIMES MIRROR COMPANY
swaps which were outstanding as of December 31, 1998 with notional amounts of $148.0 million and $250.0 million expired during the year. The Company's swaps effectively convert a portion of the long-term fixed rate debt to a variable rate obligation based on LIBOR or the Commercial Paper rate. The fair values of the interest rate swaps are the amounts at which they could be settled based on estimates of market rates.

     Commodity Price Hedging Contracts. The Company enters into various commodity hedging contracts to manage the Company's exposure to fluctuations in newsprint prices. As of December 31, 1999, the Company had newsprint swap agreements for a total notional amount of 261 thousand metric tons per year expiring in 2001, 2002 and 2003 at a weighted average contract price of $609 per metric ton. Also, the Company has a newsprint option contract for a total notional amount of 30 thousand metric tons per year expiring in 2001 at a contract price of $585 per metric ton. This option contract limits the maximum payment to $115 per metric ton above the contract price on an annual basis. At December 31, 1999, the index rate used for these contracts was $515 per metric ton. In addition to the newsprint hedging contracts, the Company has a swap contract for coated paper used in its Magazine Publishing operations for a total notional amount of 5 thousand short tons per year expiring in 2000 at a contract price of $1,047 per short ton. As no liquid forward market for newsprint or coated paper exists, it was not practicable to estimate the fair value of the commodity hedging contracts.

NOTE 10 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Newsprint, paper and other raw materials....................  $28,125    $23,404
Finished products...........................................    5,894      4,051
Work-in-progress............................................    1,063        983
                                                              -------    -------
                                                              $35,082    $28,438
                                                              =======    =======

     Inventories determined by the last-in, first-out method were $18.1 million and $13.7 million at December 31, 1999 and 1998, respectively, and would have been higher by $15.6 million in 1999 and $16.1 million in 1998 had the first-in, first-out method (which approximates current cost) been used.

NOTE 11 -- INCOME TAXES

     Income tax expense from continuing operations consists of the following (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Current:
  Federal..........................................  $ 89,117    $ 77,412    $ 94,422
  State............................................    33,499       9,515      13,099
  Foreign..........................................    12,849      12,601      12,736
Deferred:
  Federal..........................................    42,764        (716)     29,898
  State............................................     2,000      12,133      11,689
                                                     --------    --------    --------
                                                     $180,229    $110,945    $161,844
                                                     ========    ========    ========

                            THE TIMES MIRROR COMPANY

     The difference between actual income tax expense and the U.S. Federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                       1999        1998        1997
                                                     --------    --------    --------
Income from continuing operations before income
  taxes:
  United States....................................  $409,028    $220,235    $369,596
  Foreign..........................................    30,263      24,769      26,903
                                                     --------    --------    --------
                                                     $439,291    $245,004    $396,499
                                                     ========    ========    ========
Federal statutory income tax rate..................        35%         35%         35%
Federal statutory income tax expense...............  $153,752    $ 85,751    $138,775
Increase (decrease) in income taxes resulting from:
  State and local income tax expense, net of
     Federal effect................................    23,074      14,071      16,112
  Goodwill amortization not deductible for tax
     purposes......................................     6,007       5,979       4,424
  Foreign tax differentials........................     1,327      (1,474)      1,439
  Basis difference in asset sales..................      (420)     (2,193)      5,249
  Writedown of assets..............................        --       6,900          --
  Other............................................    (3,511)      1,911      (4,155)
                                                     --------    --------    --------
                                                     $180,229    $110,945    $161,844
                                                     ========    ========    ========

     The tax effect of temporary differences results in deferred income tax assets (liabilities) and balance sheet classifications as follows (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
TEMPORARY DIFFERENCES

Postretirement benefits.....................................  $  84,656    $  86,534
Other employee benefits.....................................     65,873       54,872
State and local income taxes................................     26,484       25,801
Restructuring and one-time charges..........................      9,035       26,374
Valuation and other reserves................................      5,657        6,092
Other deferred tax assets...................................      9,781        5,782
                                                              ---------    ---------
     Total deferred tax assets..............................    201,486      205,455
                                                              ---------    ---------
Transaction tax reserve.....................................   (176,585)    (176,585)
Retirement and health benefits..............................   (176,505)    (153,572)
Depreciation and other property, plant and equipment
  differences...............................................   (146,546)    (158,950)
Intangible asset differences................................    (73,313)      (2,378)
Unrealized investment gains.................................    (25,946)     (33,055)
Other deferred tax liabilities..............................    (51,339)     (22,259)
                                                              ---------    ---------
     Total deferred tax liabilities.........................   (650,234)    (546,799)
                                                              ---------    ---------
                                                              $(448,748)   $(341,344)
                                                              =========    =========
BALANCE SHEET CLASSIFICATIONS

Current deferred tax assets.................................  $  33,314    $  32,279
Noncurrent deferred tax liabilities.........................   (482,062)    (373,623)
                                                              ---------    ---------
                                                              $(448,748)   $(341,344)
                                                              =========    =========

     In connection with the dispositions of Matthew Bender and Mosby as discussed in Notes 4 and 5, the Company has recorded a tax reserve of $176.6 million. While the Company believes that these transactions

                            THE TIMES MIRROR COMPANY
were completed on a tax-free basis, this position may be subject to review by the Internal Revenue Service. The results of such a review are unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

NOTE 12 -- DEBT

     Debt consists of the following (dollars in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Short-term debt:
  Commercial paper at weighted average interest rates of
     5.9% and 5.3%..........................................  $  241,381    $298,603
  Current maturities of long-term debt......................       7,149       7,440
  Other notes payable at interest rates of 6.4% and 5.4%....       6,304       6,567
                                                              ----------    --------
     Total short-term debt..................................  $  254,834    $312,610
                                                              ==========    ========
Long-term debt:
  7.45% Notes due October 15, 2009, net of unamortized
     discount of $513.......................................  $  399,487    $     --
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $95 and $98....................     249,905     249,902
  4.75% Liquid Yield Option Notes due April 15, 2017, net of
     unamortized discount of $277,946 and $288,129..........     222,054     211,871
  6.65% Notes due October 15, 2001, net of unamortized
     discount of $123.......................................     199,877          --
  7 1/4% Debentures due March 1, 2013.......................     148,215     148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $553 and $559..................     147,447     147,441
  7 1/2% Debentures due July 1, 2023........................      98,750      98,750
  4 1/4% PEPS due March 15, 2001; 512,050 and 863,100
     securities stated at fair value........................      64,006      45,596
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $149,932 and $158,080,
     with an effective interest rate of 4.3%................      39,648      47,088
                                                              ----------    --------
                                                               1,569,389     948,863
Less current maturities.....................................      (7,149)     (7,440)
                                                              ----------    --------
     Total long-term debt...................................  $1,562,240    $941,423
                                                              ==========    ========

     Interest rate swaps converted the weighted average interest rate on the 6.61% Debentures, the Liquid Yield Option Notes (LYONs(TM)), the 6.65% Notes, the 7 1/4% Debentures due 2096, and the 7 1/2% Debentures from 6.4% to 6.0% for the year ended December 31, 1999.

     In connection with the 1999 recapitalization, the Company issued $200.0 million of 6.65% two-year notes maturing on October 15, 2001 and $400.0 million of 7.45% ten-year notes maturing on October 15, 2009. The Company also entered into a two-year interest rate swap agreement for a notional amount of $200.0 million expiring in October 2001. The swap agreement effectively converts the Company's $200.0 million fixed rate debt at 6.65% to a variable rate obligation based on LIBOR.

     In September 1997, the Company issued $250.0 million of 6.61% Debentures due September 15, 2027 (Debentures) with interest payable semiannually commencing March 15, 1998. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 2004 at a

                            THE TIMES MIRROR COMPANY
redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on September 15, 2004 at 100% of face value plus accrued interest.

     In April 1997, the Company received gross proceeds of $195.5 million from the issuance of the LYONs. The LYONs are zero coupon subordinated notes with an aggregate face value of $500.0 million and a yield to maturity of 4.75%. Each LYON has a $1,000 face value and is convertible at the option of the holder any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 5.828 shares of Series A common stock per each LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company has an interest rate swap agreement for a notional amount of $170.1 million, expiring April 15, 2002, to exchange a fixed interest rate of 4.75% for a variable rate based on six-month LIBOR less 2.458%.

     The 4 1/4% PEPS hedge the Company's investment in the common stock of AOL. The amount payable at maturity with respect to each PEPS will equal 1.8 times the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the maturity date, subject to adjustment as a result of certain dilution events involving AOL. Holders of the PEPS bear the full risk of a decline in the value of AOL. The Company is not obligated to hold the AOL stock for any period or sell the AOL stock prior to the PEPS maturity or redemption date.

     The PEPS are redeemable at the option of the Company, in whole or in part, at any time after December 15, 2000. The redemption value of each PEPS is the product of (a) the redemption ratio, as defined below, (b) 1.8 and (c) the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the redemption date, plus cash in an amount equal to all unpaid interest, whether or not accrued, that would have been payable on the PEPS through the maturity date. The redemption ratio will equal (a) 1.0, if the market value of one share of AOL common stock is less than $21.81, or (b) a fraction, the numerator of which is $21.81 and the denominator of which is the market value of AOL common stock, if such market value is equal to or exceeds $21.81 but less than or equal to $25.08, or (c) .8696, if the market value of AOL common stock exceeds $25.08.

     The PEPS are recorded at fair market value as determined in the open market and will generally move in tandem with changes in the fair market value of AOL common stock. The net unrealized loss on the PEPS at December 31, 1999 and 1998 is $26.0 million and $6.9 million, respectively, net of applicable income taxes, and is included in "Accumulated other comprehensive income." During 1999, the Company sold 316 thousand shares of AOL stock and purchased a proportionate share of its PEPS in the open market (see Note 6).

     The Company has an agreement with several domestic and foreign banks for unsecured long-term revolving lines of credit that expire in April 2002. This agreement provides for borrowings up to $400.0 million at interest rates based on, at the Company's option, the banks' base rates, Eurodollar rates or competitive bid rates. The commitment fee is approximately 0.065% per annum. The lines of credit are used to support a commercial paper program. The Company's revolving lines of credit contain restrictive provisions relating primarily to interest expense coverage. The Company's earnings before interest expense, income taxes, depreciation and amortization, divided by interest expense, must be greater than or equal to 5.0.

     The Company has $5.9 million of undrawn standby letters of credit at December 31, 1999.

                            THE TIMES MIRROR COMPANY

     At December 31, 1999, the aggregate principal maturities of the Company's debt are as follows (in thousands):

2000.....................................................  $    7,149
2001.....................................................     270,654
2002.....................................................       6,292
2003.....................................................       5,699
2004.....................................................       4,975
Thereafter...............................................   1,274,620
                                                           ----------
                                                           $1,569,389
                                                           ==========

NOTE 13 -- CAPITAL STOCK AND STOCK PURCHASE PROGRAM

     Preferred Stocks. Series A, Series C-1 and Series C-2 preferred stocks are cumulative, non-voting stocks with annual dividends of 8%, 5.8% and 5.8%, respectively, based on liquidation value. Series A preferred stock was entitled to dividends effective March 1, 1995. In connection with the 1999 recapitalization, the Company replaced the Series C-1 and C-2 preferred stocks with Series D-1 and D-2 preferred stocks effective January 1, 2000. Dividends on Series D-1 and Series D-2 preferred stocks will increase pursuant to a fixed and certain schedule. Series A, Series D-1 and Series D-2 preferred stocks are convertible into Series A common stock in 2025 at the earliest. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of Series A common stock for the 20 trading days immediately preceding the conversion date. The maximum number of shares of Series A common stock into which Series D-2 preferred stock can be converted is limited to 3.0 million shares.

     On February 28, 1997, the Series B preferred stock was called for redemption and was redeemed on April 2, 1997 for 4.4 million shares of Series A common stock. The conversion ratio, determined pursuant to the original terms of the Series B preferred stock, was .57083 of a share of Series A common stock. At the redemption date, the Company had forward purchase contracts for 3.9 million shares of Series B preferred stock with a weighted average forward price of $28.475 per share. These contracts provided for early termination and, in May 1997, the termination of the contract resulted in the purchase by the Company of
2.2 million shares of Series A common stock for an aggregate cost of $111.5 million.

     Preferred stock is issuable in series under such terms and conditions as the Board of Directors may determine.

     Common Stocks. Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C common shares and the right to convert Series C common shares into Series A common shares. Series A common shares are entitled to one vote per share and Series C common shares are entitled to ten votes per share. Series C common shares are subject to mandatory conversion into Series A common shares upon transfer to any person other than a "Permitted Transferee" as defined in the Company's Certificate of Incorporation or upon the occurrence of certain regulatory events. Series B common stock is entitled to one-tenth vote per share and is available for common stock issuance transactions, such as underwritten public offerings and acquisitions.

     Cash dividends of $.80 and $.72 per share of common stock were declared for the years ended December 31, 1999 and 1998, respectively. In February 2000, the Board of Directors approved an increase in the quarterly dividend on its common stock to $.22 per share, from $.20 per share, beginning with the March 10, 2000 payment date.

     Treasury Stock. Treasury stock includes shares of Series A common stock and Series A, Series C-1 and Series C-2 preferred stock owned by affiliates as well as Series A common stock purchased by the Company as part of the stock purchase program. At December 31, 1999, 15.2 million, 4.0 million, 18.2 million and

                            THE TIMES MIRROR COMPANY

12.4 million shares of Series A common stock included in treasury stock are owned by Eagle New Media, TMCT I, CAC and TMCT II, respectively. Also, 354 thousand and 381 thousand shares of Series A preferred stock, which are owned by TMCT I and CAC, respectively, and 305 thousand and 196 thousand shares of Series C-1 and C-2 preferred stock, respectively, which are owned by TMCT II, are included in treasury stock at December 31, 1999.

     At December 31, 1998, 13.3 million, 4.0 million and 18.2 million shares of Series A common stock included in treasury stock are owned by Eagle New Media, TMCT I and CAC, respectively, and 354 thousand and 381 thousand shares of Series A preferred stock, which are owned by TMCT I and CAC, respectively, are included in treasury stock.

     Stock Purchases. During 1999, the Company and Eagle New Media purchased 2.9 million common shares for a total cost of $196.5 million. An additional 325 thousand common shares were purchased for $15.5 million, net of premiums received, as a result of the exercise of put options. At December 31, 1999, the Company had 400 thousand put options outstanding with a weighted average strike price of $68.23 per common share. The cash received from the issuance of put options during 1999 and 1998 was not significant. The put options entitle the holder to sell shares of Times Mirror Series A common stock to the Company at the strike price on the expiration date of the put option. The unexpired put options are at strike prices ranging from $67.09 to $69.69. These put options expire on various dates through March 2000.

     During 1998, the Company and Eagle New Media purchased 16.4 million common shares for a total cost of $947.2 million. An additional 350 thousand common shares were purchased for $17.5 million, net of premiums received, as a result of the exercise of put options. Included in the 1998 share purchases were 4.0 million shares that were purchased in the fourth quarter of 1998 as part of an accelerated purchase agreement. The shares were purchased at the closing price on the date of the agreement for $54.69 per share. The agreement provides for a purchase price adjustment based on a pro-rata settlement over a one-year period and was settled in December 1999.

     During 1997, the Company purchased 8.9 million shares of Series A common stock for a total cost of $464.8 million. An additional 120 thousand shares of Series A common stock were purchased for $3.7 million, net of premiums received, as a result of the exercise of put options.

     The aggregate remaining shares authorized for purchase at December 31, 1999 was approximately 3.9 million shares. The Company believes that the purchase of shares of its common stock is an attractive investment for Eagle New Media which will also enhance Times Mirror shareholder value as well as offset dilution from shares of common stock issued under the Company's stock-based employee compensation and benefit programs.

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

                            THE TIMES MIRROR COMPANY

     Options granted, exercised and forfeited were as follows:

                                                                            WEIGHTED
                                                                NUMBER      AVERAGE
                                                                  OF        EXERCISE
                                                                SHARES       PRICE
                                                              ----------    --------
Options outstanding December 31, 1996.......................   7,771,489     $26.12
  Granted...................................................   4,686,643      47.85
  Exercised.................................................  (1,617,045)     22.47
  Forfeited.................................................    (571,732)     34.03
                                                              ----------     ------
Options outstanding December 31, 1997.......................  10,269,355      36.17
  Granted...................................................   4,370,240      59.58
  Exercised.................................................  (2,145,260)     27.58
  Forfeited.................................................  (1,084,989)     50.00
                                                              ----------     ------
Options outstanding December 31, 1998.......................  11,409,346      45.44
  Granted...................................................   4,739,378      55.46
  Exercised.................................................  (1,964,992)     34.08
  Forfeited.................................................  (1,520,628)     50.76
                                                              ----------     ------
Options outstanding December 31, 1999.......................  12,663,104     $50.31
                                                              ==========     ======

     Information regarding stock options outstanding and exercisable as of December 31, 1999 is as follows:

                                                        PRICE RANGE
                               -------------------------------------------------------------
                                $11.43       $18.06       $30.06       $46.56       $58.03
                               TO $17.29    TO $23.94    TO $44.94    TO $57.94    TO $69.13
                               ---------    ---------    ---------    ---------    ---------
Options outstanding:
  Number.....................    37,510      687,081     1,354,985    6,686,343    3,897,185
  Weighted average exercise
     price...................    $16.63       $18.51        $34.35       $52.11       $58.71
  Weighted average remaining
     contractual life........   2 years      4 years       6 years      8 years      8 years
Options exercisable:
  Number.....................    37,510      687,081     1,307,569      986,416      613,425
  Weighted average exercise
     price...................    $16.63       $18.51        $34.11       $48.11       $58.52

     At December 31, 1999 and 1998 shares reserved for future grants and awards were 6.4 million and 9.7 million, respectively.

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after December 31, 1994, its net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                      1999         1998         1997
                                                    --------    ----------    --------
Net income -- as reported.........................  $259,086    $1,417,338    $250,312
Pro forma stock compensation expense, net.........   (23,207)      (18,709)    (13,000)
                                                    --------    ----------    --------
Pro forma net income..............................  $235,879    $1,398,629    $237,312
                                                    ========    ==========    ========
Pro forma basic earnings per share................  $   3.19    $    16.23    $   2.21
                                                    ========    ==========    ========
Pro forma diluted earnings per share..............  $   3.07    $    15.89    $   2.16
                                                    ========    ==========    ========

                            THE TIMES MIRROR COMPANY

     For purposes of the pro forma expense, the weighted average fair value of the options is amortized over the vesting period. The pro forma effect on net income through 1998 may not be representative of future years' impact because options granted prior to 1995 are excluded from the pro forma calculations. Options are granted every year and the pro forma expense in future years will grow due to the added layers of amortization for succeeding grants. In 1999, however, the pro forma results include a full four years' worth of option grants.

     The weighted average fair value of stock options on the date of grant, and the assumptions used to estimate the fair value using the Black-Scholes option valuation model, were as follows:

                                                           1999       1998       1997
                                                          -------    -------    -------
Weighted average fair value of stock options granted....  $ 13.14    $ 12.78    $ 11.90
Risk-free interest rate.................................      5.2%       5.5%       6.2%
Expected life...........................................  5 years    5 years    5 years
Expected volatility.....................................      .23        .20        .22
Expected dividend yield.................................     2.33%      2.33%      2.33%

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

                            THE TIMES MIRROR COMPANY

     The following information regarding pension and postretirement benefit plans includes discontinued operations. Changes in benefit obligations and in plan assets and the funded status of the plans are as follows (in thousands):

                                             PENSION PLANS        POSTRETIREMENT BENEFITS
                                        -----------------------   -----------------------
                                           1999         1998         1999         1998
                                        ----------   ----------   ----------   ----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1......  $  787,091   $  662,385   $ 141,678    $ 132,601
Service cost..........................      40,683       37,377       3,331        3,052
Interest cost.........................      52,610       49,367       7,623        7,909
Plan amendments.......................          --        2,813          --           --
Participant contributions.............          --           --       2,042        2,073
Actuarial losses (gains)(1)...........     (57,128)      86,647     (18,672)       4,996
Curtailment gains.....................          --       (8,898)         --         (327)
Dispositions..........................      (7,000)          --          --           --
Special termination benefits..........          --           --         365           --
Benefits paid.........................     (47,500)     (42,600)     (8,453)      (8,626)
                                        ----------   ----------   ---------    ---------
Benefit obligations at December 31....  $  768,756   $  787,091   $ 127,914    $ 141,678
                                        ==========   ==========   =========    =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at January
  1...................................  $1,146,168   $1,080,160   $      --    $      --
Actual return on plan assets..........     277,703      102,355          --           --
Acquisitions..........................       1,509        3,310          --           --
Dispositions..........................      (7,000)          --          --           --
Company contributions.................       2,630        2,943       6,411        6,553
Participant contributions.............          --           --       2,042        2,073
Benefits paid.........................     (47,500)     (42,600)     (8,453)      (8,626)
                                        ----------   ----------   ---------    ---------
Fair value of plan assets at December
  31..................................  $1,373,510   $1,146,168   $      --    $      --
                                        ==========   ==========   =========    =========
FUNDED STATUS
Funded status (underfunded) at
  December 31.........................  $  604,754   $  359,077   $(127,914)   $(141,678)
Unrecognized net actuarial losses
  (gains)(2)..........................    (185,134)      40,896     (50,739)     (34,984)
Unrecognized prior service cost.......      (4,886)      (4,309)    (42,458)     (49,356)
Unrecognized net transition asset.....        (869)      (3,656)         --           --
                                        ----------   ----------   ---------    ---------
Net amount recognized.................  $  413,865   $  392,008   $(221,111)   $(226,018)
                                        ==========   ==========   =========    =========

---------------
(1) The actuarial gains relate primarily to changes in the assumed discount rate.

(2) The unrecognized net actuarial gains relate primarily to the higher actual return on plan assets than was assumed and changes in the assumed discount rate.

     Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Projected benefit obligations...............................  $62,353    $61,044
Accumulated benefit obligations.............................   56,138     51,134
Fair value of plan assets...................................   13,420     13,348

                            THE TIMES MIRROR COMPANY

     The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

                                           PENSION PLANS        POSTRETIREMENT BENEFITS
                                        --------------------    ------------------------
                                            DECEMBER 31               DECEMBER 31
                                        --------------------    ------------------------
                                          1999        1998         1999          1998
                                        --------    --------    ----------    ----------
Prepaid pension cost..................  $445,175    $419,471    $      --     $      --
Accrued benefit liability.............   (45,941)    (40,319)    (221,111)     (226,018)
Intangible asset......................     4,593       5,545           --            --
Deferred income taxes.................     3,950       2,915           --            --
Accumulated other comprehensive
  income..............................     6,088       4,396           --            --
                                        --------    --------    ---------     ---------
Net amount recognized.................  $413,865    $392,008    $(221,111)    $(226,018)
                                        ========    ========    =========     =========

     Net periodic benefit cost (income) is as follows (in thousands):

                                        PENSION PLANS               POSTRETIREMENT BENEFITS
                               --------------------------------   ---------------------------
                                 1999        1998        1997      1999      1998      1997
                               ---------   ---------   --------   -------   -------   -------
Service cost.................  $  40,683   $  37,377   $ 33,164   $ 3,331   $ 3,052   $ 2,732
Interest cost................     52,610      49,367     47,287     7,623     7,909     8,204
Expected return on plan
  assets.....................   (110,815)   (103,857)   (93,753)       --        --        --
Amortization of transition
  asset......................     (2,787)    (21,560)   (21,560)       --        --        --
Amortization of prior service
  cost.......................        577         620        (44)   (6,898)   (6,992)   (6,992)
Recognized net actuarial loss
  (gain).....................        528         241        (47)   (2,918)   (5,446)   (3,218)
Special termination
  benefits...................         --          --         --       365        --        --
                               ---------   ---------   --------   -------   -------   -------
Benefit cost (income)........    (19,204)    (37,812)   (34,953)    1,503    (1,477)      726
Curtailment gains............         --      (8,898)        --        --      (327)       --
                               ---------   ---------   --------   -------   -------   -------
Benefit cost (income) after
  curtailments...............  $ (19,204)  $ (46,710)  $(34,953)  $ 1,503   $(1,804)  $   726
                               =========   =========   ========   =======   =======   =======

     Assumptions used in the actuarial computations were as follows:

                                              PENSION PLANS        POSTRETIREMENT BENEFITS
                                           --------------------    -----------------------
                                               DECEMBER 31               DECEMBER 31
                                           --------------------    -----------------------
                                           1999    1998    1997    1999     1998     1997
                                           ----    ----    ----    -----    -----    -----
Discount rate............................  7.25%   6.75%   7.50%   7.25%    6.75%    7.50%
Expected return on plan assets...........  9.75%   9.75%   9.75%    N/A      N/A      N/A
Rate of compensation increase............  5.00%   5.00%   5.00%   5.00%    5.00%    5.00%

     At December 31, 1999, the health care trend rate of 8.0% was assumed to ratably decline to 4.75% by 2009 and remain at that level. The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. A change of 1% in the health care cost trend rate would have the following effects (in thousands):

                                                           1-PERCENTAGE-     1-PERCENTAGE-
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
Effect on total service and interest cost component......     $ 1,323           $(1,099)
Effect on postretirement benefit obligation..............      10,934            (9,372)

                            THE TIMES MIRROR COMPANY

     Benefits provided by the Employee Stock Option Plan (ESOP) are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the ESOP, with the maximum offset equal to the value of the benefits earned under the defined benefit plan. The fair value of the ESOP assets was $291.3 million and $264.7 million as of December 31, 1999 and 1998, respectively. At December 31, 1999, the ESOP held 2.9 million shares of Series A common stock and 1.4 million shares of Series C common stock. The final contribution to the ESOP was in 1994 and the ESOP has been amended to discontinue contributions by the Company. There are no unallocated shares in the ESOP at December 31, 1999.

     Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1% to 15% of their basic compensation. The Company makes matching contributions equal to 50% of employee before-tax contributions from 1% to 6%. Employees may choose among twelve investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution. Defined contribution plan expense, primarily related to the Savings Plus Plan, was $15.1 million, $15.1 million and $15.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 16 -- SEGMENT INFORMATION

     The Company has three reportable business segments, Newspaper Publishing, Professional Information and Magazine Publishing. The reportable segments are each managed separately because they provide different products and services. The Newspaper Publishing segment publishes daily metropolitan newspapers in the east coast and west coast regions of the United States, as well as several weekly newspapers. The Professional Information segment publishes aeronautical charts and flight information. The Magazine Publishing segment publishes special interest and trade magazines.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on several factors, of which the primary financial measure is segment operating profit. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are recorded at market price. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

     Corporate and Other includes operations not directly related to the operating segments and general corporate activities including corporate overhead expenses, corporate investment income, interest expense on corporate debt and the activities of the Company's affiliates, Eagle New Media and Eagle Publishing. The Corporate and Other assets are principally comprised of cash and cash equivalents, marketable securities and other investments. Substantially all of the Company's investments accounted for under the equity method are in Corporate and Other.

                            THE TIMES MIRROR COMPANY

     Financial data for the Company's segments is as follows (in thousands):

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
REVENUES
  Newspaper Publishing.........................  $2,514,325    $2,308,178    $2,179,244
  Professional Information.....................     235,356       211,929       195,339
  Magazine Publishing..........................     278,930       262,683       248,712
                                                 ----------    ----------    ----------
     Total reportable segments.................   3,028,611     2,782,790     2,623,295
  Corporate and Other..........................         638         1,198        21,845
  Intersegment Revenues........................          --            --            (5)
                                                 ----------    ----------    ----------
                                                 $3,029,249    $2,783,988    $2,645,135
                                                 ==========    ==========    ==========
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing.........................  $  457,067    $  297,433    $  402,207
  Professional Information.....................      64,789        43,858        55,659
  Magazine Publishing..........................      19,184       (14,232)       18,309
                                                 ----------    ----------    ----------
     Total reportable segments.................     541,040       327,059       476,175
  Corporate and Other..........................     (70,534)      (79,261)      (84,897)
                                                 ----------    ----------    ----------
                                                 $  470,506    $  247,798    $  391,278
                                                 ==========    ==========    ==========
IDENTIFIABLE ASSETS
  Newspaper Publishing.........................  $2,290,708    $1,999,880    $1,792,286
  Professional Information.....................     125,670        96,765        87,354
  Magazine Publishing..........................     287,268       271,457       263,521
                                                 ----------    ----------    ----------
     Total reportable segments.................   2,703,646     2,368,102     2,143,161
  Corporate and Other..........................   1,020,635     1,600,199       355,996
  Discontinued Operations......................     173,090       189,628       672,671
                                                 ----------    ----------    ----------
                                                 $3,897,371    $4,157,929    $3,171,828
                                                 ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing.........................  $  125,019    $  116,116    $  106,919
  Professional Information.....................       7,454         6,852         6,648
  Magazine Publishing..........................       8,667         7,740         7,040
                                                 ----------    ----------    ----------
     Total reportable segments.................     141,140       130,708       120,607
  Corporate and Other..........................       3,815         4,467         3,457
                                                 ----------    ----------    ----------
                                                 $  144,955    $  135,175    $  124,064
                                                 ==========    ==========    ==========
CAPITAL EXPENDITURES
  Newspaper Publishing.........................  $  151,807    $  107,479    $   78,760
  Professional Information.....................      12,437        15,825         9,535
  Magazine Publishing..........................       3,768         1,651         2,243
                                                 ----------    ----------    ----------
     Total reportable segments.................     168,012       124,955        90,538
  Corporate and Other..........................       5,472         6,593        22,543
                                                 ----------    ----------    ----------
                                                 $  173,484    $  131,548    $  113,081
                                                 ==========    ==========    ==========

                            THE TIMES MIRROR COMPANY

---------------
(1) Includes restructuring, one-time and other charges as follows (in thousands):

                                                                1998       1997
                                                              --------    -------
Newspaper Publishing........................................  $116,388    $18,000
Professional Information....................................    11,889         --
Magazine Publishing.........................................    29,072         --
                                                              --------    -------
  Total reportable segments.................................   157,349     18,000
Corporate and Other.........................................    17,021         --
                                                              --------    -------
                                                              $174,370    $18,000
                                                              ========    =======

     The pretax charges in 1998 are comprised of restructuring and one-time charges of $155.7 million and other charges that did not qualify for accounting classification as restructuring charges of $18.7 million.

     Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States. Non-U.S. revenues represent less than 3% of total revenues and are principally related to the Company's flight information business in Germany.

     The Company does not have a single external customer who represents 10% or more of its revenue.

     Significant non-cash items excluding depreciation and amortization, were non-cash restructuring, one-time and other charges in 1998 as follows (in thousands):

                                                              1998
                                                             -------
Newspaper Publishing.......................................  $19,043
Professional Information...................................    6,967
Magazine Publishing........................................   20,718
                                                             -------
  Total reportable segments................................   46,728
Corporate and Other........................................    6,055
                                                             -------
                                                             $52,783
                                                             =======

     A reconciliation of operating profit to income from continuing operations before income taxes is set forth in the Consolidated Statements of Income.

                            THE TIMES MIRROR COMPANY

NOTE 17 -- EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       1999        1998        1997
                                                     --------    --------    --------
Earnings:
  Income from continuing operations................  $259,062    $134,059    $234,655
  Preferred stock dividends........................   (18,066)    (21,697)    (32,481)
                                                     --------    --------    --------
  Earnings applicable to common shareholders for
     basic earnings per share......................   240,996     112,362     202,174
  Effect of dilutive securities:
     LYONs interest expense, net of tax............     6,076          --       3,925
                                                     --------    --------    --------
  Earnings applicable to common shareholders for
     diluted earnings per share....................  $247,072    $112,362    $206,099
                                                     ========    ========    ========
Shares:
  Weighted average shares for basic earnings per
     share.........................................    68,252      84,814      92,572
  Effect of dilutive securities:
     Stock options.................................     1,924       2,114       2,358
     LYONs convertible debt........................     2,914          --       2,083
                                                     --------    --------    --------
                                                        4,838       2,114       4,441
                                                     --------    --------    --------
  Adjusted weighted average shares and assumed
     conversions for diluted earnings per share....    73,090      86,928      97,013
                                                     ========    ========    ========
Basic earnings per share from continuing
  operations.......................................  $   3.53    $   1.32    $   2.18
                                                     ========    ========    ========
Diluted earnings per share from continuing
  operations.......................................  $   3.38    $   1.29    $   2.12
                                                     ========    ========    ========

     The Company has convertible preferred stock and certain stock options outstanding which are not included in the calculation of diluted earnings per share because the effects are antidilutive. The convertible preferred stock, stock options and the LYONs are described in Note 13, Note 14 and Note 12, respectively.

NOTE 18 -- OTHER COMPREHENSIVE INCOME

     Other comprehensive income primarily consists of unrealized gains (losses) on available-for-sale securities as follows (in thousands):

                                                        1999       1998        1997
                                                      --------    -------    --------
Unrealized gains (losses) arising during period, net
  of taxes of $3,555, $17,712 and $(12,929).........  $  5,421    $25,753    $(18,850)
Reclassification adjustments for gains realized in
  net income, net of taxes of $9,825, $6,703 and
  $13,398...........................................   (14,285)    (9,647)    (19,320)
                                                      --------    -------    --------
Change in net unrealized gains (losses) on
  securities........................................  $ (8,864)   $16,106    $(38,170)
                                                      ========    =======    ========

     Accumulated other comprehensive income for each classification is as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Net unrealized gains on securities, net of the change in
  PEPS fair value
  (see Note 12).............................................  $35,708    $ 44,572
Minimum pension liability adjustment........................   (6,088)     (4,396)
Foreign currency translation adjustments....................   (2,741)    (13,685)
                                                              -------    --------
                                                              $26,879    $ 26,491
                                                              =======    ========

                            THE TIMES MIRROR COMPANY

NOTE 19 -- COMMITMENTS AND CONTINGENCIES

     The future net minimum lease payments as of December 31, 1999 for all noncancelable operating leases, excluding future obligations included in the restructuring liabilities on the Consolidated Balance Sheets, are as follows (in thousands):

2000......................................................  $ 28,916
2001......................................................    26,566
2002......................................................    23,051
2003......................................................    19,586
2004......................................................    17,095
Thereafter................................................    65,384
                                                            --------
          Total...........................................  $180,598
                                                            ========

     Rental expense under operating leases was $38.5 million, $34.2 million and $36.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital leases, contingent rentals and sublease income are not significant.

     To assure a long-term supply of newsprint, the Company has certain agreements with suppliers to purchase specified quantities of newsprint over terms not exceeding five years at prevailing market prices.

     The Company and its subsidiaries are defendants in various actions for matters arising out of their business operations. In addition, from time to time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

NOTE 20 -- SUBSEQUENT EVENTS (UNAUDITED)

     In February 2000, Gilat Communications Ltd. acquired Allen Communication. The Company also entered into agreements in February 2000 to sell StayWell to a subsidiary of Havas MediMedia S.A., and to sell The Sporting News to Vulcan Ventures Inc. These dispositions are expected to be completed in March 2000.

     On March 13, 2000, Times Mirror and Tribune Company (Tribune) signed a definitive agreement for the merger of the two companies in a cash and stock transaction valued at approximately $8 billion based on the closing price of Tribune common stock on March 10, 2000. Under the terms of this agreement, Tribune will make a cash tender offer for up to 28 million shares of the Company's common stock, which represents approximately 48% of the shares of common stock outstanding as of March 13, 2000, at a price of $95 per share. Following completion of the tender offer, Times Mirror and Tribune will merge in a transaction in which each share of Times Mirror common stock is converted into
2.5 shares of Tribune common stock. In addition, if fewer than 28 million Times Mirror common shares are purchased in the tender offer, Times Mirror shareholders will be permitted to elect cash, at a price of $95 per share, in the merger, up to the balance of the 28 million shares. The merger is subject to the approval of the shareholders of both companies and other customary conditions, including regulatory approvals. Times Mirror expects the tender offer to be completed in mid-April and the merger to be completed in the second or third quarter of 2000.

                            THE TIMES MIRROR COMPANY

NOTE 21 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations is as follows (in thousands, except per share amounts):

                                                          1999 QUARTERS ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
Revenues..................................  $699,207   $753,751     $739,730      $836,561
Costs and expenses:
  Cost of sales...........................   391,037    417,759      393,432       413,045
  Selling, general and administrative
     expenses.............................   215,869    202,483      238,157       286,961
                                            --------   --------     --------      --------
Operating profit..........................    92,301    133,509      108,141       136,555
Interest expense, net.....................    (6,301)   (10,428)     (13,910)      (26,275)
Other, net................................     1,035     20,983        2,070         1,611
                                            --------   --------     --------      --------
Income from continuing operations before
  income taxes............................    87,035    144,064       96,301       111,891
Income tax provision......................    36,986     59,505       39,366        44,372
                                            --------   --------     --------      --------
Income from continuing operations.........    50,049     84,559       56,935        67,519
Discontinued operations, net..............    (1,236)       755          130           375
                                            --------   --------     --------      --------
Net income................................  $ 48,813   $ 85,314     $ 57,065      $ 67,894
                                            ========   ========     ========      ========
Basic earnings (loss) per common share(1):
  Continuing operations...................  $    .61   $   1.10     $    .76      $   1.10
  Discontinued operations.................      (.02)       .01           --            --
                                            --------   --------     --------      --------
Basic earnings per share..................  $    .59   $   1.11     $    .76      $   1.10
                                            ========   ========     ========      ========
Diluted earnings (loss) per common
  share(1):
  Continuing operations...................  $    .60   $   1.04     $    .73      $   1.03
  Discontinued operations.................      (.02)       .01           --            --
                                            --------   --------     --------      --------
Diluted earnings per share................  $    .58   $   1.05     $    .73      $   1.03
                                            ========   ========     ========      ========

                            THE TIMES MIRROR COMPANY

                                                          1998 QUARTERS ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
Revenues..................................  $658,767   $698,007    $  677,128     $750,086
Costs and expenses:
  Cost of sales...........................   366,130    369,804       368,140      340,449
  Selling, general and administrative
     expenses.............................   206,812    206,789       216,303      306,082
  Restructuring and one-time charges......        --     34,850        46,262       74,569
                                            --------   --------    ----------     --------
Operating profit..........................    85,825     86,564        46,423       28,986
Interest expense, net.....................    (8,001)   (13,831)       (5,008)      (1,755)
Other, net................................      (487)     7,811         9,173        9,304
                                            --------   --------    ----------     --------
Income from continuing operations before
  income taxes............................    77,337     80,544        50,588       36,535
Income tax provision......................    31,915     31,928        31,293       15,809
                                            --------   --------    ----------     --------
Income from continuing operations.........    45,422     48,616        19,295       20,726
Discontinued operations, net..............      (161)       585     1,057,254      225,601
                                            --------   --------    ----------     --------
Net income................................  $ 45,261   $ 49,201    $1,076,549     $246,327
                                            ========   ========    ==========     ========
Basic earnings per common share(1):
  Continuing operations...................  $    .45   $    .49    $      .16     $    .19
  Discontinued operations.................        --        .01         12.55         2.86
                                            --------   --------    ----------     --------
Basic earnings per share..................  $    .45   $    .50    $    12.71     $   3.05
                                            ========   ========    ==========     ========
Diluted earnings per common share(1):
  Continuing operations...................  $    .44   $    .48    $      .16     $    .19
  Discontinued operations.................        --        .01         12.26         2.80
                                            --------   --------    ----------     --------
Diluted earnings per share................  $    .44   $    .49    $    12.42     $   2.99
                                            ========   ========    ==========     ========

---------------
(1) Quarterly and annual earnings per share amounts are calculated independently based on the weighted average number of shares outstanding for each period.

                            THE TIMES MIRROR COMPANY

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                      CHARGED TO
                                         BALANCE AT    COSTS AND    CHARGED       DEDUCTIONS   BALANCE AT
                                         BEGINNING    EXPENSES OR   TO OTHER         FROM        END OF
                                         OF PERIOD     REVENUES     ACCOUNTS       RESERVES      PERIOD
                                         ----------   -----------   --------      ----------   ----------
Year ended December 31, 1999
  Allowance for doubtful accounts......   $25,956       $18,643     $  2,423       $(20,741)    $26,281
  Allowance for returns................    11,433        61,885       (2,160)       (62,718)      8,440
                                          -------       -------     --------       --------     -------
                                          $37,389       $80,528     $    263(A)    $(83,459)    $34,721
                                          =======       =======     ========       ========     =======
Year ended December 31, 1998
  Allowance for doubtful accounts......   $27,708       $19,240     $  1,610       $(22,602)    $25,956
  Allowance for returns................    11,131        59,191          (15)       (58,874)     11,433
                                          -------       -------     --------       --------     -------
                                          $38,839       $78,431     $  1,595(A)    $(81,476)    $37,389
                                          =======       =======     ========       ========     =======
Year ended December 31, 1997
  Allowance for doubtful accounts......   $25,659       $22,307     $    836       $(21,094)    $27,708
  Allowance for returns................    13,699        53,905       (1,506)       (54,967)     11,131
                                          -------       -------     --------       --------     -------
                                          $39,358       $76,212     $   (670)(A)   $(76,061)    $38,839
                                          =======       =======     ========       ========     =======

---------------
(A) Primarily allowances of businesses acquired and sold.

Note: A detailed schedule of restructuring liabilities has been provided in Note
      7 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be provided pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item will be provided pursuant to General Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be provided pursuant to General Instruction G(3) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be provided pursuant to General Instruction G(3) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules filed as part of this report:

        As listed in the Index to Financial Statements and Financial Statement Schedule on page 27 hereof.

     (a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index beginning on page 69 hereof.

     (b) Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K dated October 12, 1999 filing a Statement of Eligibility of Trustee on Form T-1 of Citibank, N.A.

        The Company filed a Current Report on Form 8-K dated October 19, 1999 relating to the issuance of $200,000,000 of Times Mirror's 6.65% Notes due October 15, 2001 and of $400,000,000 of Times Mirror's 7.45% Notes due October 15, 2009.

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

Dated: March 2, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ MARK H. WILLES                        Chairman of the Board,        March 2, 2000
-----------------------------------------------------    President, Chief Executive
                   Mark H. Willes                      Officer and Director (Principal
                                                             Executive Officer)

               /s/ EFREM ZIMBALIST III                  Executive Vice President and     March 2, 2000
-----------------------------------------------------      Chief Financial Officer
                 Efrem Zimbalist III                      (Principal Financial and
                                                             Accounting Officer)

                                                                  Director               March 2, 2000
-----------------------------------------------------
                    Susan Babcock

                 /s/ DONALD R. BEALL                              Director               March 2, 2000
-----------------------------------------------------
                   Donald R. Beall

                 /s/ JOHN E. BRYSON                               Director               March 2, 2000
-----------------------------------------------------
                   John E. Bryson

                                                                  Director               March 2, 2000
-----------------------------------------------------
                   Bruce Chandler

              /s/ CLAYTON W. FRYE, JR.                            Director               March 2, 2000
-----------------------------------------------------
                Clayton W. Frye, Jr.

                  /s/ ROGER GOODAN                                Director               March 2, 2000
-----------------------------------------------------
                    Roger Goodan

                 /s/ SHERRY LANSING                               Director               March 2, 2000
-----------------------------------------------------
                   Sherry Lansing

                /s/ DAWN GOULD LEPORE                             Director               March 2, 2000
-----------------------------------------------------
                  Dawn Gould Lepore

             /s/ ALFRED E. OSBORNE, JR.                           Director               March 2, 2000
-----------------------------------------------------
               Alfred E. Osborne, Jr.

                /s/ ROBERT W. SCHULT                              Director               March 2, 2000
-----------------------------------------------------
                  Robert W. Schult

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
             /s/ WILLIAM STINEHART, JR.                           Director               March 2, 2000
-----------------------------------------------------
               William Stinehart, Jr.

              /s/ WARREN B. WILLIAMSON                            Director               March 2, 2000
-----------------------------------------------------
                Warren B. Williamson

                 /s/ EDWARD ZAPANTA                               Director               March 2, 2000
-----------------------------------------------------
                   Edward Zapanta

                                 EXHIBIT INDEX

     Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Times Mirror, or its predecessor Old Times Mirror, with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

EXHIBIT
  NO.
-------
 *2.1      Contribution Agreement among Times Mirror, certain
           subsidiaries thereof, Chandler Trust No. 1 and Chandler
           Trust No. 2, dated August 8, 1997 (Exhibit 10.2 to Current
           Report on Form 8-K, dated August 8, 1997)
 *2.2      Amended and Restated Agreement and Plan of Merger, dated as of April 27, 1998, by and among Reed Elsevier U.S. Holdings
           Inc., Reed Elsevier Overseas BV, CBM Acquisition Parent Co.,
           CBM MergerSub Corp., Times Mirror, TMD, Inc. and Matthew
           Bender Company, Incorporated (Exhibit 2.1 to Times Mirror's
           Current Report on Form 8-K, dated July 31, 1998)
 *2.3      Partnership Interest Purchase Agreement, dated as of April
           26, 1998, by and among Times Mirror, Shepard's Inc., TM
           ShepCo, Inc., Reed Elsevier Inc. and Reed Books Inc.
           (Exhibit 2.2 to Times Mirror's Current Report on Form 8-K
           dated July 31, 1998)
 *2.4      Amended and Restated Agreement and Plan of Merger, dated as of October 8, 1998 by and among Harcourt Brace & Company,
           Mosby Parent Corp., Mosby Acquisition Corp., Times Mirror
           and Mosby, Inc. (Exhibit 2.1 to Times Mirror's Current
           Report on Form 8-K, dated October 9, 1998)
 *2.5      Contribution Agreement among Times Mirror, certain
           subsidiaries thereof, Eagle New Media Investments, LLC,
           Eagle Publishing Investments, LLC and Chandler Trust No. 1
           and Chandler Trust No. 2, dated September 3, 1999 (Exhibit
           10.2 to Times Mirror's Current Report on Form 8-K, dated
           September 3, 1999 and filed with the Securities and Exchange
           Commission on September 7, 1999)
 *2.6      Agreement and Plan of Merger dated as of March 13, 2000
           between Tribune Company and Times Mirror (Exhibit 2.1 to
           Times Mirror's Current Report on Form 8-K, dated October 13,
           2000)
 *2.7      Voting Agreement dated as of March 13, 2000 by and among
           Tribune Company and the other parties set forth on the
           signature pages thereto (Exhibit 2.2 to Times Mirror's
           Current Report on Form 8-K, dated October 13, 2000)
 *3.1      Restated Certificate of Incorporation of Times Mirror, as
           filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
           Statement on Form S-4 (File No. 33-87482))
 *3.2      Certificate of Amendment to Certificate of Incorporation of
           Times Mirror, as filed with the Secretary of State of the
           State of Delaware on February 1, 1995 (Exhibit to Times
           Mirror's Registration Statement on Form S-4 (File No.
           33-87482))
 *3.3      Certificate of Designations of Series C Common Stock, as
           filed with the Secretary of State of the State of Delaware on January 23, 1995 (Exhibit to Times Mirror's Registration
           Statement on Form S-4 (File No. 33-87482))
 *3.4      Amended and Restated Bylaws of Times Mirror (Exhibit 3.4 to
           Times Mirror's 1998 Annual Report on Form 10-K)
 *3.5      Certificate of Designations of Series A Preferred Stock
           (Exhibit 3.5 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *3.6      Certificate of Designations of Series B Preferred Stock
           (Exhibit 3.6 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *3.7      Certificate of Designation of Series C-1 Preferred Stock
           (Exhibit 4.1 to Times Mirror's Current Report on Form 8-K,
           dated August 8, 1997)

EXHIBIT
  NO.
-------
 *3.8      Certificate of Designation of Series C-2 Preferred Stock
           (Exhibit 4.2 to Times Mirror's Current Report on Form 8-K,
           dated August 8, 1997)
  3.9      Certificate of Designation of Series D-1 Preferred Stock
  3.10     Certificate of Designation of Series D-2 Preferred Stock
 *4.1      Indenture by and between New TMC Inc. (subsequently changed to The Times Mirror Company) and Wells Fargo Bank (successor to First Interstate Bank of California), as Trustee for the
           7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023,
           dated January 30, 1995 (Exhibit 4.1 to Times Mirror's 1995
           Annual Report on Form 10-K)
 *4.2      Specimen Note for 7 1/4% Debenture due March 1, 2013 (New
           TMC Inc., subsequently changed to The Times Mirror Company)
           (Exhibit 4.2 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *4.3      Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC
           Inc., subsequently changed to The Times Mirror Company)
           (Exhibit 4.3 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *4.4      Indenture dated March 19, 1996, by and between The Times
           Mirror Company and Citibank, N.A., as Trustee for the 4 1/4%
           PEPS due March 15, 2001 and the 7 1/4% Debentures due
           November 15, 2096 (Exhibit 4.1 to Times Mirror's Current
           Report on Form 8-K, dated March 19, 1996)
 *4.5      Officers' Certificate dated as of March 19, 1996
           establishing the terms of the PEPS and attaching the
           Specimen Certificate for the 4 1/4% PEPS due March 15, 2001
           and the Specimen Certificate of Global PEPS (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated March 19,
           1996)
 *4.6      Officers' Certificate dated November 13, 1996 establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated November
           13, 1996)
 *4.7      Indenture dated April 15, 1997 between Times Mirror and
           Citibank, N.A., as trustee (Exhibit 4.1 to Times Mirror's
           Current Report on Form 8-K, dated April 9, 1997)
 *4.8      Officer's Certificate dated September 9, 1997 establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated September
           9, 1997)
 *4.9      Officers' Certificate dated October 19, 1999 establishing
           the terms of the 6.65% Notes due October 15, 2001 and the
           7.45% Notes due October 15, 2009 and attaching specimen
           Forms of Notes (Exhibit 4.2 to Times Mirror's Current Report
           on Form 8-K, dated October 19, 1999)
 *4.10     First Supplemental Indenture dated as October 19, 1999
           between Times Mirror and Citibank, N.A., as trustee (Exhibit
           4.3 to Times Mirror's Current Report on Form 8-K, dated
           October 19, 1999)
*10.1      Deferred Compensation Plan for Executives (Exhibit 10.1 to
           Times Mirror's 1994 Annual Report on Form 10-K)
*10.2      1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
           definitive Proxy Statement, dated March 27, 1987)
*10.3      1984 Executive Stock Option Plan (Exhibit A to Old Times
           Mirror's definitive Proxy Statement, dated April 23, 1984)
*10.4      1988 Executive Stock Option Plan (Exhibit A to Old Times
           Mirror's Proxy Statement, dated March 30, 1988)

EXHIBIT
  NO.
-------
*10.5      Deferral Plan for Directors' Fees (Exhibit 10.8 to Old Times
           Mirror's 1981 Annual Report on Form 10-K)
*10.6      The Times Mirror Pension Plan for Directors, as Amended and
           Restated on March 5, 1987 (Exhibit 10.11 to Old Times
           Mirror's 1986 Annual Report on Form 10-K)
*10.7      Deferred Compensation Plan for Non-Employee Directors
           (Exhibit 10.7 to Times Mirror's 1994 Annual Report on Form
           10-K)
*10.8      Non-Employee Director Stock Option Plan (Appendix A to Old
           Times Mirror's definitive Proxy Statement, dated March 21,
           1994)
*10.9      Agreement dated April 29, 1985 between Old Times Mirror and
           Otis Chandler (Exhibit 10.10 to Old Times Mirror's 1985
           Annual Report on Form 10-K)
*10.10     Letter Agreement amended and restated as of August 28, 1995 between Times Mirror and Mark H. Willes (Exhibit 10.10 to
           Times Mirror's 1995 Annual Report on Form 10-K)
*10.11     1992 Key Employee Long-Term Incentive Plan (Appendix A to
           Old Times Mirror's Proxy Statement, dated March 20, 1992)
*10.12     1996 Management Incentive Plan (Exhibit 10.12 to Times
           Mirror's 1995 Annual Report on Form 10-K)
*10.13     Non-Employee Directors Stock Plan (Exhibit 10.13 to Times
           Mirror's 1995 Annual Report on Form 10-K)
*10.14     The Times Mirror Company Non-Employee Directors Stock Plan
           as amended and restated effective January 1, 1997 (Exhibit
           10.14 to Times Mirror's 1996 Annual Report on Form 10-K)
*10.15     The Times Mirror Company 1997 Directors Stock Option Plan
           (Exhibit 10.15 to Times Mirror's 1996 Annual Report on Form
           10-K)
*10.16     Limited Liability Company Agreement of TMCT, LLC, dated
           August 8, 1997 (Exhibit 10.1 to Times Mirror's Current
           Report on Form 8-K, dated August 8, 1997)
*10.17     Lease Agreement between TMCT, LLC and Times Mirror, dated
           August 8, 1997 (Exhibit 10.4 to Times Mirror's Current
           Report on Form 8-K, dated August 8, 1997)
*10.18     Amended and Restated Limited Liability Company Agreement of
           TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to Times
           Mirror's Current Report on Form 8-K, dated September 3, 1999 and filed with the Securities and Exchange Commission on
           September 7, 1999)
 10.19     Letter Agreement between Times Mirror and Mary E. Junck
           dated April 5, 1999
 10.20     Letter Agreement between Times Mirror and Thomas Unterman
           dated December 22, 1999
 11        Computation of Earnings Per Share
 12        Computation of Ratio of Earnings to Fixed Charges and Ratio
           of Earnings to Fixed Charges and Preferred Stock Dividends
 21        Subsidiaries of the Registrant
 23        Consent of Ernst & Young LLP, Independent Auditors
 27        Financial Data Schedule