Form 10-K/A
period 1999-12-31
TIMES MIRROR CO /NEW/
filed 2000-03-30
CIK 925260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NUMBER 1-13492
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

     Number of shares of Series C Common Stock outstanding at March 13, 2000:
18,196,797.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Form 10-K/A is being filed to amend the Annual Report on Form 10-K ("Form 10-K") of The Times Mirror Company to include the information required by
Part III of that form. The Form 10-K has not been amended in any other respect except for certain minor conforming changes.

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

                            THE TIMES MIRROR COMPANY

NOTE 8 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows (in thousands):

                                                       1999       1998         1997
                                                     --------    -------    ----------
Interest paid......................................  $ 65,383    $68,571    $   33,545
Income taxes paid..................................   104,630     47,406       138,567
Liabilities assumed in connection with
  acquisitions.....................................    53,793      9,910        17,194
Stock and notes receivable received from
  divestiture......................................    31,503         --            --
Merger with Chandis:
  Times Mirror stock received......................        --         --     1,116,058
  Other assets received............................        --         --        21,050
  Times Mirror stock issued........................        --         --     1,137,108
Fair value of properties contributed to TMCT I.....        --         --       225,850
Property financing obligation, net of original
  issue discount...................................        --         --        57,829
Notes issued in connection with an acquisition.....        --         --        39,209

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

  CLASS II -- SERVING UNTIL THE 2000 ANNUAL MEETING AND UNTIL THEIR RESPECTIVE SUCCESSORS ARE ELECTED AND QUALIFIED.

     JOHN E. BRYSON, 56, has been a director of Times Mirror since 1991 and is a member of the Nominating Committee and the Audit Committee. He is Chairman of the Board and Chief Executive Officer of Edison International Company and its largest subsidiary, Southern California Edison Company, a public utility. He has held those positions since October 1990. Mr. Bryson holds a B.A. degree from Stanford University and a J.D. degree from Yale Law School. Mr. Bryson is also a director of The Boeing Co. and the W.M. Keck Foundation and a trustee of Stanford University.

     BRUCE CHANDLER, 63, has been a director of Times Mirror since 1975 and is a member of the Finance Committee. He has decided not to stand for reelection at the 2000 annual meeting of stockholders. He has been a private investor since 1989. From 1968 to 1989, he practiced law in the State of California. Mr. Chandler is a graduate of the University of Southern California and holds a J.D. degree from the University of San Diego School of Law. He is also related to three other directors (Susan Babcock, Roger Goodan and Warren B. Williamson) and is a beneficiary of Times Mirror largest stockholders, the Chandler Trusts. See "Certain Relationships and Related Transactions".

     ROGER GOODAN, 53, has been a director of Times Mirror since December 1998 and is a member of the Finance Committee. He is Vice President of Marketing for Schlumberger GeoQuest. He has held this position since February 1999. Prior to that, Mr. Goodan has held management positions throughout Schlumberger including positions in operations, engineering and finance since 1973. Mr. Goodan holds B.A. degrees from the University of California at Berkeley and Stanford University. Mr. Goodan is also a director of the Stanford University Department of Athletics. He is also related to three of other directors (Susan Babcock, Bruce Chandler and Warren B. Williamson) and is a beneficiary of the Company's largest stockholders, the Chandler Trusts. See "Certain Relationships and Related Transactions".

     DR. ALFRED E. OSBORNE, JR., 55, has been a director of Times Mirror since 1980 and is Chairman of the Audit Committee and a member of the Compensation Committee, the Executive Compensation Subcommittee of the Compensation Committee and the Nominating Committee. He is Director of the Harold Price Center for Entrepreneurial Studies and Associate Professor of Business Economics at the John E. Anderson Graduate School of Management at the University of California, at Los Angeles. He has been with UCLA since 1972. From August 1977 to July 1979, Dr. Osborne served as a Brookings Institution Economic Policy Fellow at the Securities and Exchange Commission. He holds a Bachelor's Degree in Electrical Engineering, a Master's Degree in Economics, a Master of Business Administration in Finance and a Doctorate in Business -- Economics, all from Stanford University. He is also a director of Greyhound Lines, Inc., Nordstrom, Inc. and United States Filter Corporation. He is a trustee of WM Group of Funds and an independent general partner of Technology Funding Venture Partners V, both of which are 1940 Investment Company Act companies.

     DR. EDWARD ZAPANTA, 61, has been a director of Times Mirror since 1988 and is Chairman of the Nominating Committee and a member of the Audit Committee, the Compensation Committee and the Executive Compensation Subcommittee of the Compensation Committee. He is a practicing physician providing neurosurgical care in the Los Angeles area. He has been in private practice since 1970. Dr. Zapanta attended UCLA, received his M.D. degree from the University of Southern California School of Medicine, and currently serves as a trustee of the University of Southern California. He is a clinical professor of surgery, department of Neurological Surgery, at the University of Southern California. Dr. Zapanta is also Senior

Medical Director of HealthCare Partners Medical Group and a director of Edison International, East-West Bancorp, Inc. and the Irvine Foundation.

  CLASS III -- SERVING UNTIL THE 2001 ANNUAL MEETING AND UNTIL THEIR RESPECTIVE SUCCESSORS ARE ELECTED AND QUALIFIED.

     SUSAN BABCOCK, 34, has been a director of Times Mirror since March 2000. She currently holds a position at Sameday.com, a distribution and fulfillment company serving e-commerce enterprises. Prior to that, Ms. Babcock served at the Los Angeles Times in a variety of operations management positions from 1988 to 1995 and again from 1998 to 1999. Ms. Babcock is a graduate of Trinity College and received an M.B.A. from the Stanford Graduate School of Business and an M.A. degree from Stanford University School of Education. She is a trustee of the National Parks Conservation Association. She is also related to three of other directors (Bruce Chandler, Roger Goodan and Warren B. Williamson) and is a beneficiary of Times Mirror's largest stockholders, the Chandler Trusts. See "Certain Relationships and Related Transactions".

     CLAYTON W. FRYE, JR., 69, has been a director of Times Mirror since 1988 and is Chairman of the Compensation Committee and the Executive Compensation Subcommittee of the Compensation Committee. He is the Senior Associate of Laurance S. Rockefeller. He has served in that capacity since 1973 and is responsible for overseeing and directing Mr. Rockefeller's business, real estate and investment interests as well as managing his own business and real estate interests. Mr. Frye is a graduate of Stanford University where he received both a B.A. degree and an M.B.A. degree. He is a partner in Rockefeller and Associates Realty, and several privately-held companies including King Ranch, Inc. Mr. Frye is a Trustee of The White House Historical Association, Historic Hudson Valley, Inc., and is Chairman of The Woodstock Foundation and Jackson Hole Preserve, Inc.

     WILLIAM STINEHART, JR., 56, has been a director of Times Mirror since 1991 and is a member of the Nominating Committee and the Finance Committee. He is a partner in the law firm of Gibson, Dunn & Crutcher LLP where he has practiced law since 1969. Gibson, Dunn & Crutcher LLP has provided legal services to the Company and its subsidiaries for many years and may continue to do so in the future. Mr. Stinehart holds a B.A. degree from Stanford University and a J.D. degree from UCLA Law School, and is a member of the Board of Trustees of the Harvey and Mildred Mudd Foundation. He is also a trustee of Times Mirror's largest stockholders, the Chandler Trusts. See "Certain Relationships and Related Transactions".

     MARK H. WILLES, 58, is Chairman of the Board, President and Chief Executive Officer of Times Mirror. A director of Times Mirror since June 1, 1995, Mr. Willes was also elected President and Chief Executive Officer of Times Mirror at that time. He was elected Chairman of the Board effective January 1, 1996. In addition, he served as Publisher of the Los Angeles Times from October 1997 to June 1999. Prior to joining Times Mirror, Mr. Willes was employed by General Mills, Inc., commencing in 1980, where he held a variety of positions including Chief Financial Officer, President and Chief Operating Officer and, at the time of his departure, Vice Chairman of the Board of Directors. He was also a director of that company. Mr. Willes was President of the Federal Reserve Bank of Minneapolis from 1977 to 1980. In 1971, Mr. Willes joined the Philadelphia Reserve Bank where he held a number of positions including Director of Research and First Vice President. He was Assistant Professor of Finance and Commerce at the University of Pennsylvania from 1967 to 1971. Mr. Willes received an undergraduate degree from Columbia College and a doctorate from Columbia Graduate School of Business. He is also a director of The Black & Decker Corporation and The Talbots, Inc.

  CLASS I -- SERVING UNTIL THE 2002 ANNUAL MEETING AND UNTIL THEIR RESPECTIVE SUCCESSORS ARE ELECTED AND QUALIFIED.

     DONALD R. BEALL, 61, has been a director of Times Mirror since 1990 and is a member of the Compensation Committee, the Executive Compensation Subcommittee of the Compensation Committee and the Nominating Committee. He is Chairman of the Executive Committee and Retired Chairman of the Board and Chief Executive Officer of Rockwell International Corporation, a leader in industrial automation, avionics and communications systems markets. Prior to assuming his positions as Chairman of the Board and Chief Executive Officer in February 1988, Mr. Beall served as President and Chief Operating Officer of Rockwell International for ten years. Mr. Beall received a B.S. degree from San Jose State University and a M.B.A.

degree from the University of Pittsburgh. Currently, he is a director of Rockwell International Corporation, Procter & Gamble Company, Meritor Automotive, Inc. and Conexant Systems, Inc. Mr. Beall is an active investor, director and/or advisor with several venture capital firms, individual companies and investment partnerships. Mr. Beall is also active in a diverse group of business, professional, educational, public service and philanthropic activities.

     SHERRY L. LANSING, 55, has been a director of Times Mirror since December 1998 and is a member of the Compensation Committee. She is Chairman and Chief Executive Officer of the Motion Picture Group of Paramount Pictures, a leading global entertainment company. She is responsible for overseeing all aspects of motion picture operations of Paramount Picture's Motion Picture Group. Prior to being named Chairman in 1992, Ms. Lansing headed her own independent production company. Ms. Lansing received a B.S. degree from Northwestern University.

     DAWN GOULD LEPORE, 46, has been a director of Times Mirror since December 1998 and is a member of the Finance Committee. She is Vice Chairman and Chief Information Officer of the Charles Schwab Corporation, one of the nation's largest financial service firms. She is responsible for the Charles Schwab Corporation's worldwide use of information technology, including all telecommunications, operations and customer and business applications. Prior to assuming her position in 1993, Ms. Lepore was Senior Vice President of Information Technology for the Charles Schwab Corporation and had held other positions since joining the Company in 1983. Ms. Lepore received a B.A. degree from Smith College. She is also a director of eBay, Inc. and Viador, Inc.

     ROBERT W. SCHULT, 50, has been a director of Times Mirror since July 1998 and is a member of the Audit Committee and the Finance Committee. He was President and Chief Operating Officer of Nestle USA, Inc., a subsidiary of Nestle S.A., a food company from July 1996 until January 2000. Prior to that, Mr. Schult served as President of the Nestle Food Company, an operating company of Nestle USA, for 6 years. Mr. Schult received a B.A. degree from the University of North Carolina.

     WARREN B. WILLIAMSON, 71, has been a director of Times Mirror since 1977 and is Chairman of the Finance Committee and a member of the Compensation Committee. He is related to three other directors (Susan Babcock, Bruce Chandler and Roger Goodan) and is Chairman of the Board of Trustees and a beneficiary of the Company's largest stockholders, the Chandler Trusts. See "Certain Relationships and Related Transactions". In 1989, Mr. Williamson retired from Crowell, Weedon and Co., a stock brokerage firm with which he had been associated since 1970. Mr. Williamson is a graduate of Claremont Men's College. He is a director of Hollywood Park, Inc. and Chairman Emeritus of the Trustees of the Art Center College of Design.

EXECUTIVE AND KEY OFFICERS OF THE REGISTRANT

     See "Part I -- Executive and Key Officers of the Registrant" for information about the Company's executive and key officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires Times Mirror's executive officers and directors, and persons who beneficially own more than 10% of Times Mirror's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of such forms furnished to Times Mirror and written representations from Times Mirror's executive officers and directors, Times Mirror believes that all forms were filed in a timely manner during fiscal 1999, except a Form 3 for Raymond Jansen, an Executive Vice President, that was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation of the chief executive officer of the Company, each of the four most highly compensated executive officers of the Company (other than the chief executive officer) serving in such capacity at December 31, 1999. It also includes information with respect to a former Chief Financial Officer, Thomas Unterman, who resigned as such effective December 27, 1999. This table includes information for each individual for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, unless otherwise noted. Additionally, in March 2000 the Times Mirror Board adopted compensation and severance payments for certain executive officers upon a change of control.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                                 ---------------------------------
                                                   ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                            ----------------------------------   -----------------------   -------
                                                                                              SECURITIES
                                                                                 RESTRICTED   UNDERLYING
                                                                  OTHER ANNUAL     STOCK        STOCK       LTIP      ALL OTHER
                                            SALARY      BONUS     COMPENSATION     AWARDS      OPTIONS     PAYOUTS   COMPENSATION
    NAME AND PRINCIPAL POSITION      YEAR     ($)      ($)(1)        ($)(2)        ($)(3)       (#)(4)       ($)        ($)(5)
    ---------------------------      ----   -------   ---------   ------------   ----------   ----------   -------   ------------
Mark H. Willes.....................  1999   924,519   2,081,250      69,936       522,827      200,000          --       8,825
  Chairman of the Board, President   1998   900,000   2,025,000      37,642       508,002      200,000          --       9,015
  and Chief Executive Officer        1997   905,770   1,968,750       9,700       494,606      200,000          --      69,972
Kathryn M. Downing.................  1999   499,039     534,750      12,737       134,351       40,000          --      56,978
  Executive Vice President,          1998   448,923     712,501       7,076       112,914       40,000          --     143,471
  and Publisher, Los Angeles Times   1997   389,808     325,277       1,536        81,754       30,000          --       6,694
Raymond A. Jansen, Jr..............  1999   441,519     506,250       1,351       127,211       40,000          --       6,707
  Executive Vice President,          1998   390,000     402,750           0       101,074       30,000          --       6,625
  Eastern Newspapers                 1997   374,808     360,000           0        90,443       36,000          --       6,507
Horst A. Bergmann..................  1999   447,307     372,938      17,427        93,713       40,000          --       6,757
  Executive Vice President,          1998   427,885     195,000      14,425        48,948       30,000          --       6,731
  President and Chief Executive      1997   369,617     354,375       5,853        89,043       30,000          --       6,505
  Officer, Jeppesen
Efrem Zimbalist III................  1999   399,327     318,750           0        80,087       40,000          --       6,503
  Executive Vice President,          1998   361,923     389,375           0        97,731       30,000          --       6,319
  and Chief Financial Officer        1997   301,654     315,000           0             0       25,000          --       3,781
Thomas Unterman(6).................  1999   599,038          --      21,028       169,575       50,000          --     682,413
                                     1998   549,999   1,562,500      12,226       141,142       65,000          --      11,124
                                     1997   517,308     506,250       3,621       127,179       65,000          --       7,084

---------------
(1) An officer may elect to take his or her bonus award in the form of cash or deferred cash. An officer may also elect to take 25% of such bonus award in shares of Series A Common Stock. The amounts shown in this column for 1998 include special bonus payments of $1,000,000 for Mr. Unterman and $450,000 for Ms. Downing in recognition of the successful completion of the divestitures of Matthew Bender & Company, Incorporated, Shepard's Company and Mosby, Inc. The amounts include bonuses earned in the indicated year and paid in the subsequent year and exclude bonuses paid in the indicated year but earned in the preceding year.

(2) Represents amounts paid in cash as allowances for certain perquisites or to reimburse the named officers for the tax impact of certain perquisites. Also represents amounts credited on deferred compensation at above-market interest rates. None of the named executive officers received perquisites or other personal benefits in an amount sufficient to require inclusion in this column.

(3) Restricted stock grants relate to Times Mirror's Series A Common Stock. Dollar amounts shown in this column equal the number of shares of restricted stock awarded multiplied by the closing market price of Times Mirror's Series A Common Stock on the grant date, net of any consideration paid. The restricted shares granted for special restricted stock awards vest 25% commencing on the second anniversary of the date of award and 25% on each successive anniversary of the award date. Under Times Mirror's matching bonus restricted stock program under The Times Mirror Company 1996 Management Incentive Plan, certain officers of Times Mirror can elect to place shares of Series A Common Stock on deposit with Times Mirror in an amount equal to 25% of their bonus, which Times Mirror then matches with the same number of restricted shares. The restricted shares granted on February 5, 1998 for 1997 compensation, February 4, 1999 for 1998 compensation and on February 3, 2000 for 1999 compensation, under the matching restricted stock program will vest 100% after four years or upon a change of control, provided that the officer does not terminate employment with Times Mirror prior to that time or withdraw the shares deposited with Times Mirror for the match. An amount equal to regular dividends is paid on restricted shares. As of December 31, 1999, the number and value of restricted stock award holdings, which do not include the restricted shares granted on February 3, 2000 for 1999 compensation were as follows: 33,729 ($2,259,843) for Mr. Willes, 7,908 ($529,836) for Ms. Downing, 5,082 ($340,494) for

    Mr. Jansen, 3,264 ($218,688) for Mr. Bergmann, 1,783 ($119,461) for Mr.
    Zimbalist and 13,175 ($882,725) for Mr. Unterman.

(4) Options reported for Mr. Unterman for 1997 and 1998 include a special performance award of 15,000 stock options. Options reported for Messrs. Jansen and Zimbalist for 1999 include a promotional award of 10,000 stock options granted on March 5, 1999. Options reported for Mr. Jansen for 1997 include a special performance award of 6,000 stock options.

(5) The amounts shown in this column for 1999 consist of the following:(i) Mr. Willes, $4,025 of term life insurance premiums paid and $4,800 for matching Company contributions under the Times Mirror Saving's Plus Plan (the "Savings Plan"); (ii) Ms. Downing, $50,000 housing differential payment (see "Certain Relationships and Related Transactions"), $2,178 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; (iii) Mr. Jansen, $1,907 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan;
    (iv) Mr. Bergmann, $1,957 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; (v) Mr. Zimbalist, $1,703 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; and (vi) Mr. Unterman, $675,000 as a special payment (see "Certain Relationships and Related Transactions"), $2,613 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan. The amounts shown in this column for 1998 consist of the following: (i) Mr. Willes, $4,215 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; (ii) Ms. Downing, $50,000 housing differential payment (see "Certain Relationships and Related Transactions"), $86,595 for relocation assistance, $2,106 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; (iii) Mr. Jansen, $1,825 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan;
    (iv) Mr. Bergmann, $1,931 of term life insurance premiums paid and $4,800 for matching Company contributions under the Savings Plan; (v) Mr. Zimbalist, $1,638 of term life insurance premiums paid and $4,681 for matching Company contributions under the Savings Plan; and (vi) Mr. Unterman, $2,574 of term life insurance premiums paid, $4,800 for matching Company contributions under the Savings Plan and $3,750 as a special payment. The amounts shown under this column for 1997 consist of the following: (i) Mr. Willes, $62,102 for relocation assistance (see "Certain Relationships and Related Transactions"), $3,120 of term life insurance premiums paid and $4,750 for matching Company contributions under the Savings Plan; (ii) Ms. Downing, $1,944 for term life insurance premiums paid and $4,750 for matching Company contributions under the Savings Plan; (iii) Mr. Jansen, $1,757 of term life insurance premiums paid and $4,750 for matching Company contributions under the Savings Plan; (iv) Mr. Bergmann, $1,755 of term life insurance premiums paid and $4,750 for matching Company contributions under the Savings Plan; (v) Mr. Zimbalist, $1,451 of term life insurance premiums paid and $2,330 for matching Company contributions under the Savings Plan; and (vi) Mr. Unterman, $2,334 of term life insurance premiums paid and $4,750 for matching Company contributions under the Savings Plan.

(6) Mr. Unterman was Executive Vice President and Chief Financial Officer until December 27, 1999, at which time he resigned from his positions and terminated active employment with Times Mirror. Mr. Unterman remains, however, an employee of Times Mirror on terminal leave of absence pursuant to the terms of a severance agreement. In lieu of his 1999 bonus incentive award, Mr. Unterman received a special severance payment (reflected in the last column) of $675,000. See also "Certain Relationships and Related Transactions".

OPTION GRANTS TABLE

     The following table sets forth all grants of stock options with respect to shares of Series A Common Stock for 1999 to the named executive officers of the Company under the Company's 1996 Management Incentive Plan.

                       OPTION GRANTS FOR FISCAL YEAR 1999

                               INDIVIDUAL GRANTS

                                    NUMBER OF      % OF TOTAL
                                   SECURITIES       OPTIONS
                                   UNDERLYING      GRANTED TO    EXERCISE OR                  GRANT DATE
                                     OPTIONS       EMPLOYEES     BASE PRICE     EXPIRATION      PRESENT
              NAME                GRANTED(#)(1)     FOR 1999       ($/SH)          DATE       VALUE($)(2)
              ----                -------------    ----------    -----------    ----------    -----------
Mark H. Willes..................     200,000         4.532         54.6250        2/4/09       2,490,000
Kathryn M. Downing..............      40,000         0.906         54.6250        2/4/09         498,000
Raymond A. Jansen, Jr...........      30,000         0.680         54.6250        2/4/09         373,500
                                      10,000(3)      0.227         55.9688        3/5/09         132,800
Horst A. Bergmann...............      40,000         0.906         54.6250        2/4/09         498,000
Efrem Zimbalist III.............      30,000         0.680         54.6250        2/4/09         373,500
                                      10,000(3)      0.227         55.9688        3/5/09         132,800
Thomas Unterman.................      50,000         1.133         54.6250        2/4/09         622,500

---------------
(1) These options were granted at fair market value on February 4, 1999 (unless otherwise indicated) and related to compensation for 1999. These options were granted under Times Mirror's 1996 Management Incentive Plan ("MIP"), have a ten-year term and may be initially exercised as to 25% of the underlying shares on the first anniversary of the grant date, an additional 25% becoming exercisable on each successive anniversary date, with full vesting on the fourth anniversary date. Upon a change in control as described under the MIP, any previously unexercisable portion of the options becomes exercisable.

(2) Present value determinations were made using the Black-Scholes option pricing model. There is no assurance that any value realized by optionees will be at or near the value estimated by that model. The ultimate values of the options will depend on the future market price of the Series A Common Stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend upon the excess, if any, of the market value of the Series A Common Stock on the date the option is exercised over the exercise price of the option. For the options granted on February 4, 1999, the model assumes (a) volatility of .23 derived by averaging the weekly historical volatility of Times Mirror over the 52 week period prior to February 4, 1999; (b) a risk-free rate of return based on the rate (4.87%) available on the grant date on zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options (5 years); and (c) a dividend yield of 2.33% derived by taking Times Mirror's target payout ratio divided by Times Mirror's static price to earnings ratio. The Black-Scholes ratio for the options granted on February 4, 1999 was applied to the average of the low and high prices for the trading day of February 4, 1999. For the options granted on March 5, 1999, the model assumes (a) volatility of .23 derived by averaging the weekly historical volatility of Times Mirror over the 52 week period prior to March 5, 1999; (b) a risk-free rate of return based on the rate (5.34%) available on the grant date on zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options (5 years); and (c) a dividend yield of 2.33% derived by taking Times Mirror's target payout ratio divided by Times Mirror's static price to earnings ratio. The Black-Scholes ratio for the options granted on March 5, 1999 was applied to the average of the low and high prices for the trading day of March 5, 1999.

(3) These options were granted at fair market value on March 5, 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES AS OF DECEMBER 31, 1999

     The following table sets forth certain information with respect to exercises by the named executive officers of stock options with respect to shares of Series A Common Stock during 1999, the number of securities underlying unexercised options held by the named executive officers at December 31, 1999 and the value of unexercised in-the-money options as of December 31, 1999.

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED
                                                                 OPTIONS AS OF            VALUE OF UNEXERCISED
                                   SHARES                    DECEMBER 31, 1999(#)             IN-THE-MONEY
                                 ACQUIRED ON    VALUE     ---------------------------        OPTIONS AS OF
             NAME                 EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   DECEMBER 31, 1999($)(1)
             ----                -----------   --------   -----------   -------------   ------------------------
Mark H. Willes.................        --           --      438,200        450,000      13,711,540    5,851,570
Kathryn M. Downing.............        --           --       83,350         91,250       2,278,910    1,228,517
Raymond A. Jansen, Jr..........    24,211      862,042       68,400         85,500       1,737,029    1,176,798
Horst A. Bergmann..............        --           --      103,592         83,750       3,492,166    1,161,252
Efrem Zimbalist III............    12,450      365,402       13,700         75,000         271,866      937,266
Thomas Unterman................        --           --      129,065        131,250       3,927,173    1,716,135

---------------
(1) Represents the difference between the closing price of the Company's Series A Common Stock on December 31, 1999 ($67.00) and the option price on the date of grant.

RETIREMENT PLANS

     The following table illustrates the maximum annual benefits payable as a single life annuity under the basic benefit formula in the Pension Plan (see below) to an officer or employee retiring at age 65 with the specified combination of final average salary and years of credited service.

                               PENSION PLAN TABLE

                                                   YEARS OF CREDITED SERVICE AT RETIREMENT
                                           --------------------------------------------------------
          FINAL AVERAGE SALARY                5          10         15          20           25
          --------------------             --------   --------   --------   ----------   ----------
$ 300,000................................  $ 26,250   $ 52,500   $ 78,750   $  105,000   $  131,250
   400,000...............................    35,000     70,000    105,000      140,000      175,000
   500,000...............................    43,750     87,500    131,250      175,000      218,750
   600,000...............................    52,500    105,000    157,500      210,000      262,500
   700,000...............................    61,250    122,500    183,750      245,000      306,250
   800,000...............................    70,000    140,000    210,000      280,000      350,000
   900,000...............................    78,750    157,500    236,250      315,000      393,750
 1,000,000...............................    87,500    175,000    262,500      350,000      437,500
 1,250,000...............................   109,375    218,750    328,125      437,500      546,875
 1,500,000...............................   131,250    262,500    393,750      525,000      656,250
 1,750,000...............................   153,125    306,250    459,375      612,500      765,625
 2,000,000...............................   175,000    350,000    525,000      700,000      875,000
 2,250,000...............................   196,875    393,750    590,625      787,500      984,375
 2,500,000...............................   218,750    437,500    656,250      875,000    1,093,750
 2,750,000...............................   240,625    481,250    721,875      962,500    1,203,125
 3,000,000...............................   262,500    525,000    787,500    1,050,000    1,312,500

     The Company maintains a retirement income plan (the "Pension Plan") which is a funded, qualified, non-contributory, defined benefit plan that covers most employees including executive officers. The Pension Plan provides benefits based on the participant's highest average salary for five consecutive years within the ten years prior to retirement and the participant's length of service, which is generally up to a maximum of 30 years beginning in 2006. Benefit amounts will be offset by a portion of the primary Social Security benefit to be received by the participant. A survivor's annuity for the beneficiary of a vested participant is also provided.

     In general, compensation covered by the Pension Plan includes salary and wages, but does not include bonuses, overtime pay, income from exercises of stock options or other unusual or extraordinary compensation. For the persons whose compensation is shown in the Summary Compensation Table on page 69, up to $160,000 paid in 1999 and designated as salary in that table is covered by the Pension Plan. Credited years of service under the Pension Plan as of December 31, 1999 were approximately 5 years for Mr. Willes, 4 years for Ms. Downing, 28 years for Mr. Jansen, 36 years for Mr. Bergmann, 8 years for Mr. Zimbalist and 7 years for Mr. Unterman.

     The amounts shown in the Pension Plan Table above have been calculated without adjustment for Social Security benefits, and thus may be subject to reduction to recognize primary Social Security benefits to be received by the participant. The amounts shown in the Table above have also been calculated without reference to the maximum limitations ($130,000 in 1999) imposed by the Internal Revenue Code on benefits which may be paid under a qualified defined benefit plan. Optional forms of payment available under the Pension Plan may result in substantially reduced payments to an employee electing such an option.

     In addition to the amounts shown in the above Pension Plan Table, certain active participants employed on March 29, 1985 were eligible for a past service benefit improvement as a single sum equal to 2% of their 1984 base salary (for participants in the Supplemental Executive Retirement Plan (the "SERP"), 2% of their aggregated 1984 base salary and 1984 annual bonus) multiplied by the years of credited service before 1985. This amount will be increased by an amount equal to interest, currently at 7% per annum, until termination or retirement and then may be paid as a single sum or converted into an equivalent annuity commencing at retirement. The estimated annual past service improvement benefit from the pension plan and the SERP for the persons named in the Summary Compensation Table and employed by the Company on March 29, 1985 is $8,304 for Mr. Jansen.

     The Company also maintains an Employee Stock Ownership Plan (the "ESOP"). Benefits provided by the ESOP are coordinated with benefits provided under the Pension Plan so that benefits payable under the ESOP will be offset against benefits otherwise payable under the Pension Plan. Effective January 1, 1995, the Company discontinued its contributions to the ESOP for plan years after 1994. Certain officers of the Company were eligible to participate in the ESOP and, subject to applicable limitations imposed by the Internal Revenue Code and by the Employee Retirement Income Security Act of 1974 ("ERISA"), will be entitled to receive shares which have been allocated to their accounts and other benefits provided by the ESOP. Estimated individual account balances of Series A and Series C Common Stock (aggregated for each individual) as of December 31, 1999 were as follows: 616 shares for Mr. Zimbalist and 726 shares for Mr. Unterman.

     The Company also maintains the SERP to provide retirement benefits for certain officers of the Company designated by the Compensation Committee of the Board of Directors. Participants in the SERP will be entitled to receive vested benefits under the SERP in addition to benefits payable under all other employee benefit plans. Prior to 1999, the Compensation Committee designated all the persons named in the Summary Compensation Table as participants in the SERP.

     Benefits payable under the SERP will be determined in substantially the same manner as under the Pension Plan except that (a) covered compensation includes both base salary and awards under the bonus-incentive program, and (b) the amount payable will be calculated without regard to the provisions of
Section 415 of the Internal Revenue Code or other legal limits on benefits under a qualified pension plan. The SERP provides that each participant will receive benefits under the SERP at least equal to the difference between the amount he or she would have been entitled to receive without regard to the maximum limitations imposed by the Internal Revenue Code and the amount such participant is entitled to receive under the Pension Plan. If a participant dies, his or her beneficiary will be entitled to receive a lifetime annuity equal to approximately one-half the amount the participating officer would have been entitled to receive under the SERP as of the date of the participant's death.

     The SERP is unfunded. Participants become vested under the same schedule as in the Pension Plan or upon a change in control and each such participant will be entitled to receive his or her benefits under the SERP commencing upon retirement, provided that any such benefit commencing prior to age 65 will be actuarially reduced to reflect its commencement prior to age 65.

     The Company has established an ERISA excess retirement plan (the "Excess Plan") to provide pension benefits for certain employees including officers of the Company but excluding participants in the SERP. The Excess Plan provides that each participant will receive benefits under the Excess Plan equal to the difference between the amount he or she would have been entitled to receive without regard to the maximum limitations imposed by the Internal Revenue Code and the amount such participant is entitled to receive under the Pension Plan. Participants will be vested under the Excess Plan under the same vesting provisions as the Pension Plan. The Excess Plan is unfunded.

COMPENSATION OF DIRECTORS

     The Board of Directors presently has fourteen directors, one of whom is a salaried employee of Times Mirror. Salaried employees receive no additional compensation or benefits for their service as directors. Except as noted below, during 1999, each non-employee director received an annual retainer of 500 shares of Series A Common Stock. In addition, each of them received a cash payment equal to the value of 500 shares of such stock, based on an average of the prevailing market prices at the time. Non-employee chairpersons of committees of the Board also received an annual retainer of 60 shares of Series A Common Stock and a cash payment equal to the value of 60 shares of such stock. A director may also elect to receive the cash portion of the annual retainer or the chairperson retainer in the form of Series A Common Stock .

     Non-employee directors also receive annually an option grant for 5,000 shares of Series A Common Stock under Times Mirror's 1997 Directors Stock Option Plan. These stock options are immediately exercisable at a price equal to the fair market value of the Series A Common Stock on the date of grant and have a term of ten years.

     Non-employee directors may elect to defer the receipt of any part of their retainer. If a director defers receipt of the cash portion and/or stock portion of the retainer, an amount valued with reference to shares of Series A Common Stock will be credited to an unfunded stock unit account. During the deferral period, this account will be credited with additional stock units equal to the value of dividends declared on the Series A Common Stock represented by stock units in the account. The aggregate value of the stock units will be distributed in shares of Series A Common Stock under The Times Mirror Non-Employee Directors Stock Plan at the end of the deferral period and over the payment period selected by the director.

     Prior to December 31, 1996, non-employee directors participated in Times Mirror's Pension Plan for Directors, which provided for the payment after retirement from the Board of an annual benefit equal to the sum of the amount of the annual retainer at the time of retirement plus the amount of the Board and committee attendance fees paid or payable for the calendar year preceding retirement. The duration of the payment equaled the number of years of service as an outside director.

     In January 1997, the Board determined that benefit accruals under the Pension Plan for Directors would cease effective December 31, 1996, and that no future directors would be entitled to participate in the plan. Directors who retired prior to 1997 will continue to receive benefits previously earned under that pension plan and directors who were on the Board as of January 1, 1997 have received or will receive (either in a lump sum payment or in installments) an amount in lieu of benefits accrued under the pension plan as of December 31, 1996. For each director who elected to receive a future payment of such amount, Times Mirror entered into an agreement with that director specifying Times Mirror's obligation to accumulate amounts at 9% compounded annually and to make payments at the date and over the period specified by the director.

     For each non-employee director, Times Mirror provides $150,000 life insurance coverage and $100,000 travel accident insurance for travel on Times Mirror business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF VOTING SECURITIES

     As of March 8, 2000, Times Mirror had, for voting purposes, 36,286,678 shares of Series A Common Stock issued and outstanding and 18,196,797 shares of Series C Common Stock issued and outstanding. Each share of Series A Common Stock is entitled to one vote and each share of Series C Common Stock is entitled to ten votes on all matters. The stockholders have the right to elect directors by cumulative voting, with each share allocated a number of votes equal to the votes to which the share is entitled times the number of directors to be elected, which votes may be cast for one candidate or distributed among any two or more candidates.

  BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

     The following table sets forth the ownership of the outstanding shares of the voting securities of Times Mirror as of March 8, 2000 (except as otherwise noted), held by persons known to Times Mirror to beneficially own more than 5% of the outstanding shares of a class of voting securities of Times Mirror and by certain employee benefit plan trusts maintained by Times Mirror for various qualified retirement plans for employees of Times Mirror and its subsidiaries. Unless otherwise indicated, beneficial ownership numbers represent shares over which the beneficial owner has sole voting and dispositive power.

                                                       SERIES A                  SERIES C
                                                        COMMON     PERCENT OF     COMMON     PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             STOCK     SERIES(1)      STOCK      SERIES(1)
        ------------------------------------           ---------   ----------   ----------   ----------
The Trustees of the Chandler Trusts(2)(3)............         --        --      14,521,654     79.80%
  350 West Colorado Boulevard Suite 230
  Pasadena, CA 91105
The Times Mirror Employee Stock Ownership Trust(4)...  2,864,934      7.90%      1,356,244      7.45%
  Times Mirror Square
  Los Angeles, CA 90053
Times Mirror Savings Plus Plan Trust(5)..............  2,057,887      5.67%        137,092         *
  Times Mirror Square
  Los Angeles, CA 90053
Putnam Investments, Inc.(6)..........................  4,932,511     13.59%             --        --
  Marsh & McLennan Companies, Inc.
  Putnam Investment Management, Inc.
  The Putnam Advisory Company, Inc.
     One Post Office Square
     Boston, MA 02109
FMR Corp.(7).........................................  4,227,771     11.65%             --        --
  82 Devonshire Street
  Boston, MA 02109

---------------
 *  Less than one percent

(1) The percentages are based on the number of shares outstanding for voting purposes of each class of voting securities as of March 8, 2000, as reflected in the records of Times Mirror. Shares of Series C Common Stock automatically convert into shares of Series A Common Stock upon being transferred, other than transfers to certain permitted transferees as specified in Times Mirror's Amended and Restated Certificate of Incorporation.

(2) On March 8, 2000, the Chandler Trusts owned in the aggregate 14,521,654 shares of Series C Common Stock. In addition to her interests in shares held by the Chandler Trusts, Gwendolyn Garland Babcock, a trustee of the Chandler Trusts, holds 23,800 shares of Series A Common Stock (over all of which Mrs. Babcock has sole voting and dispositive power), including 20,000 shares of Series A Common Stock which she may acquire upon exercise of outstanding stock options and 2,057 stock units deferred under The Times Mirror Non-Employee Directors Stock Plan. Her husband holds 900 shares of Series A Common Stock and 448 shares of Series C Common Stock. In addition to Mrs. Babcock, four other trustees of the Chandler Trusts own Series A Common Stock individually or as trustee as follows: 113,801 shares of Series A Common Stock and 57,264 shares of Series C Common Stock owned by Camilla Chandler Frost plus 106,650 shares of Series A Common Stock held by a foundation controlled by her, her son, and William Stinehart, Jr.; 9,330 shares by William Stinehart, Jr. (of which he has sole voting and dispositive power over 8,587 shares), including 5,000 shares of Series A Common Stock which he may acquire upon the exercise of outstanding stock options, 3,587 stock units deferred under The Times Mirror Non-Employee Directors Stock Plan and 1,243 shares held as co-trustee, of which he disclaims beneficial ownership; and 24,865 shares by Warren B. Williamson (over all of which Mr. Williamson has sole voting and dispositive power), including 20,000 shares of Series A Common Stock which he may acquire upon the exercise of outstanding stock options and 4,582 stock units deferred under The Times Mirror Non-Employee Directors Stock Plan. On March 8, 2000, the individuals who act as trustees of the Chandler Trusts (see "Certain Relationships and Related Transactions") beneficially owned, or indirectly, in their capacities as individuals and as trustees of the Chandler and other trusts an aggregate of 279,346 shares of Series A Common Stock and 14,579,366 shares of Series C Common Stock constituting 0.77% of the shares of Series A Common Stock and 80.12% of the shares of Series C Common Stock outstanding on that date, representing 66.93% of the total voting interests of all outstanding shares of Series A and Series C Common Stock. Unless otherwise indicated, all beneficial ownership figures reported in this footnote represent shares over which the beneficial owner shares voting and dispositive power with others.

(3) The number of shares indicated above excludes 5,001,334 shares of Series A Common Stock held by TMCT, LLC and 15,541,216 shares of Series A Common Stock held by TMCT II, LLC. Such shares may be deemed to be beneficially owned by the Chandler Trusts under Section 13(d) of the Exchange Act. The Chandler Trusts and their respective trustees, however, disclaim beneficial ownership of such shares. In addition, TMCT, LLC holds 411,784 shares of Series A Preferred Stock and TMCT II, LLC holds 380,972 shares of Series D-1 Preferred Stock and 245,100 shares of Series D-2 Preferred Stock. The Chandler Trusts and their respective trustees disclaim beneficial ownership of such shares.

(4) Based on holdings as of January 31, 2000, shares of Times Mirror stock allocated to participants' accounts in The Times Mirror Employee Stock Ownership Plan ("ESOP") are voted by the participants themselves on matters presented at meetings of stockholders. Shares with respect to which no participant directions are received are customarily voted by Fidelity Management Trust Company ("Fidelity"), as the trustee of the ESOP. The Plan Administration Committee, which is appointed by the Board of Directors of Times Mirror, also has authority and responsibility for the disposition of the investment of the assets held in the ESOP, including the stock. This Committee consists of four officers of Times Mirror, three of whom are Mark
    H. Willes, Kathryn M. Downing and Efrem Zimbalist III.

(5) Based on holdings as of January 31, 2000, shares of Times Mirror stock held in the Times Mirror Savings Plus Plan accounts or allocated to participants' Payroll-Based Stock Ownership Plan ("PAYSOP") accounts are voted by the participants themselves on matters presented at meetings of stockholders. Shares allocated to the Times Mirror Savings Plus Plan accounts with respect to which no participant directions are received will remain unvoted. Shares allocated to the PAYSOP accounts with respect to which no participant directions are received are customarily voted by Fidelity Management Trust Company, as trustee of the Times Mirror Savings Plus Plan.

(6) This information is based solely on a Schedule 13G, dated March 6, 2000 filed with the Securities and Exchange Commission by Putnam Investments, Inc. ("PI"). PI, a wholly owned subsidiary of Marsh & McLennan Companies, Inc., wholly owns Putnam Investment Management, Inc. ("PIM"), which is the investment adviser to the Putnam family of mutual funds, and The Putnam Advisory Company, Inc. ("TPAC"), which is the investment adviser to Putnam's institutional clients. PIM and TPAC both have dispositive power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and TPAC has shared voting power over the shares held by the institutional clients.

(7) This information is based solely on a Schedule 13G dated February 14, 2000 filed with the Securities and Exchange Commission by FMR Corp. as a parent holding company on behalf of certain stockholders of FMR Corp. and its investment advisory subsidiary Fidelity Management & Research Company ("FMRC"). FMRC is the beneficial owner of 2,152,017 shares of Series A Common Stock as a result of acting as investment advisor to various registered investment companies. Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp., through its control of FMRC, and the investment companies, each has sole power to dispose of the 2,152,017 shares owned by the investment companies. Neither Mr. Johnson nor FMR Corp. has the sole power to vote the 2,152,017 shares owned directly by the investment companies, which power resides in the board of trustees of the investment companies. Fidelity Management Trust Company ("FMTC"), a subsidiary of FMR Corp., is the beneficial owner of 2,075,754 shares of Series A Common Stock as a result of it serving as investment manager of institutional accounts. Mr. Johnson and FMR Corp., through its control of FMTC, each has sole dispositive power over 2,075,754 shares and sole power to vote 2,075,754 shares of Class A Common

    Stock owned by the institutional accounts. Strategic Advisers, Inc. ("SAI"), a subsidiary of FMR Corp. and a registered investment adviser, does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial ownership may include shares beneficially owned through SAI. See also Notes 4 and 5 above.

  BENEFICIAL OWNERSHIP OF MANAGEMENT

     The following table shows the beneficial ownership as of March 8, 2000 (except as otherwise noted) of Times Mirror's common stock, including shares as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, of each director, each person listed in the Summary Compensation Table on page 69, and a group of such persons and other executive officers. For this purpose, the rules of the Securities and Exchange Commission require that every person who has or shares the power to vote or dispose of shares of stock be reported as a "beneficial owner" of all shares as to which such power exists. As a consequence, many persons may be deemed to be the "beneficial owners" of the same securities and for this reason all shares of Series C Common Stock held by the trustees of the Chandler Trusts (see Notes (2) and (3) beginning on page 75) are included in the shares reported in the table below as "beneficially owned" by each director who is also a trustee of the Chandler Trusts. None of the persons listed below beneficially owns any shares of Times Mirror's Cumulative Redeemable Preferred Stock, Series A, Series D-1 Preferred Stock or Series D-2 Preferred Stock (see
Note 3 on page 76). Unless otherwise indicated, beneficial ownership numbers represent shares over which the beneficial owner has sole voting and dispositive power.

                  TABLE OF BENEFICIAL OWNERSHIP OF MANAGEMENT

                                                    SERIES A COMMON STOCK       SERIES C COMMON STOCK
                                                 ---------------------------   ------------------------
                                                                  PERCENT OF                 PERCENT OF
                     NAME                        TOTAL(1)(2)      SERIES(3)     TOTAL(1)     SERIES(3)
                     ----                        -----------      ----------   ----------    ----------
Susan Babcock..................................       6,356             *             152          *
Donald R. Beall................................      25,334(4)(5)       *              --         --
Horst A. Bergmann..............................     140,496(6)          *           1,890          *
John E. Bryson.................................      26,970(4)          *              --         --
Bruce Chandler.................................      22,248             *      14,521,654(7)   79.80%
Kathryn M. Downing.............................     129,234(6)          *              --         --
Clayton W. Frye, Jr............................      28,453             *             190          *
Roger Goodan...................................      12,590(5)          *              --         --
Raymond A. Jansen, Jr..........................     117,761(6)          *              --         --
Sherry L. Lansing..............................      11,440             *              --         --
Dawn Gould Lepore..............................      12,503(4)          *              --         --
Dr. Alfred E. Osborne, Jr......................      25,787(4)          *             385          *
Robert W. Schult...............................      13,973             *              --         --
William Stinehart, Jr..........................       9,330(4)(5)       *      14,521,654(7)   79.80%
Thomas Unterman(9).............................     196,184(6)          *             258          *
Mark H. Willes.................................     694,815(6)       1.88%             --         --
Warren B. Williamson...........................      24,865(4)          *      14,521,654(7)   79.80%
Dr. Edward Zapanta.............................      20,278(4)(8)       *              --         --
Efrem Zimbalist III............................      47,426(6)          *             219          *
All directors and executive officers as a group
  (25 persons, including those named above)....   1,827,373          4.83%     14,535,128      79.88%

---------------
  *  Less than 1%

(1) Includes shares held under Times Mirror's Savings Plus Plan (including the PAYSOP) and Employee Stock Ownership Plan and allocated to the accounts of the executive officers as of February 8, 2000. Also includes shares held in Times Mirror's Dividend Reinvestment Plan as of December 31, 1999. Shares of Series C Common Stock automatically convert into shares of Series A Common Stock upon being transferred, other than transfers to certain permitted transferees as specified in Times Mirror's Amended and Restated Certificate of Incorporation.

(2) Includes shares which may be acquired upon the exercise of outstanding stock options and that are currently exercisable within 60 days of March 8, 2000 as follows: 4,170 by Ms. Babcock; 20,000 by Mr. Beall; 128,592 by Mr. Bergmann; 23,653 by Mr. Bryson; 20,000 by Mr. Chandler; 110,850 by Ms. Downing; 20,000 by Mr. Frye; 10,400 by Mr. Goodan; 94,900 by Mr. Jansen; 10,400 by Ms. Lansing; 10,400 by Ms. Lepore; 20,000 by Dr. Osborne; 12,700 by Mr. Schult; 5,000 by Mr. Stinehart; 174,065 by Mr. Unterman; 588,200 by Mr. Willes; 20,000 by Mr. Williamson; 15,000 by Dr. Zapanta; and 37,450 by Mr. Zimbalist.

(3) The percentages are based upon the numbers of shares outstanding for voting purposes for each class of voting securities as of March 8, 2000, as reflected in the records of Times Mirror.

(4) Includes shares deferred under The Times Mirror Company Non-Employee Directors Stock Plan.

(5) Includes shares held in trust, or other capacities, as to which beneficial ownership is disclaimed. Mr. Beall shares voting and dispositive power with respect to 1,243 shares. Includes 150 shares owned by Mr. Goodan's daughter, who lives in his household. See Note (2) beginning on page 75 for voting and dispositive power of other persons indicated.

(6) Includes shares of restricted stock, including shares granted under the matching restricted stock program of The Times Mirror Company 1996 Management Incentive Plan.

(7) Includes shares held in the Chandler Trusts. See Notes (2) and (3) beginning on page 75 and "Certain Relationships and Related Transactions".

(8) Includes shares held in an Individual Retirement Account.

(9) On terminal leave of absence pursuant to the severance agreement dated as of December 27, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Four of Times Mirror's present directors (Susan Babcock, Bruce Chandler, Roger Goodan and Warren B. Williamson) are cousins. Gwendolyn Garland Babcock, Jeffrey Chandler, Camilla Chandler Frost, Douglas Goodan, William Stinehart, Jr., Judy C. Webb and Warren B. Williamson are the trustees of two trusts known as the "Chandler Trusts." Jeffrey Chandler is the brother of Bruce Chandler and is the cousin of the other directors named above (other than Mr. Stinehart). Camilla Chandler Frost and Judy C. Webb are cousins of each of the directors named above (other than Mr. Stinehart). Douglas Goodan is the uncle of Roger Goodan and is the cousin of the other directors named above (other than Mr. Stinehart and Roger Goodan). Gwendolyn Garland Babcock is mother of Susan Babcock and is the cousin of the other directors named above (other than Mr. Stinehart and Susan Babcock). The trustees (other than Mr. Stinehart) and others of their relatives are beneficiaries of the Chandler Trusts. The Chandler Trusts, their trustees and the general family group of which they are members may be deemed to be "parents" of Times Mirror within the meaning of the Securities Act of 1933, as amended.

     In September 1999, Times Mirror, including certain of its affiliates, and the Chandler Trusts completed a recapitalization transaction pursuant to which each contributed assets worth $1.24 billion to TMCT II, LLC, a newly formed limited liability company ("TMCT II"). Times Mirror contributed preferred units issued by the operating partnerships of eight unrelated real estate investment trusts and $2,000,000 in cash and certain of its affiliates contributed a total of $633,300,000 in cash or cash equivalents. The Chandler Trusts contributed 9,305,624 shares of Series A Common Stock, 6,235,592 shares of Series C Common Stock, 380,972 shares of the Series C-1 Preferred Stock and 245,100 shares of Series C-2 Preferred Stock. In connection with the recapitalization, Times Mirror replaced the Series C-1 and C-2 Preferred Stock with Series D-1 and D-2 Preferred Stock effective January 1, 2000. The Series D-1 and D-2 Preferred Stock are identical to the Series C-1 and C-2 Preferred Stock except that the increases in the dividend rate on the Series D-1 and D-2 Preferred Stock are pursuant to a fixed and certain schedule. Pursuant to the allocations of TMCT II approximately $1,530,000 of dividends received on Times Mirror's stock by TMCT II in 1999 were allocated to the Chandler Trusts.

     In connection with that transaction, in September 1999, TMCT II invested $500,000,000 in a newly formed investment fund, TMCT Ventures, L.P. ("TMCT Ventures"), the general partner of which is Rustic

Canyon Partners LLC ("Rustic Canyon Partners"). Rustic Canyon Partners, LCC is entitled to receive 20% of the profits generated by TMCT Ventures, as calculated in accordance with the limited partnership agreement of TMCT Ventures. Rustic Canyon Partners did not earn any amount under this provision during 1999. Another entity, Rustic Canyon Management, LLC ("Rustic Canyon Management"), will earn a management fee of $7,500,000 per year for managing TMCT Ventures for the next several years. For the period from September to December 1999, Rustic Canyon Management earned $2,445,000 in such fees. Mr. Unterman, who resigned from his positions with Times Mirror in December 1999, founded, and owns approximately two-thirds of the equity of, Rustic Canyon Partners and Rustic Canyon Management. During the period from September 4, 1999 through December 27, 1999 Mr. Unterman worked primarily on matters related to TMCT Ventures. Rustic Canyon Management reimbursed Times Mirror for a portion of Mr. Unterman's 1999 compensation and for all the compensation of certain Rustic Canyon Management employees as well as for facilities costs and costs of administrative support for the period from September 4, 1999 to the end of the year. In connection with Mr. Unterman's resignation, he entered into a severance agreement with Times Mirror. This severance agreement provides for a one-time payment of $675,000 and annual payments of $50,000 until December 31, 2004 in exchange for Mr. Unterman's availability to provide consulting services to Times Mirror. Stock options granted to Mr. Unterman continue to vest under this severance agreement and restrictions on restricted stock previously granted to Mr. Unterman will continue to lapse in accordance with the terms of the grant. The agreement further provides for certain continuing employee benefits. The agreement recognizes that during the term of the leave of absence that Mr. Unterman will be providing services to TMCT, LLC, TMCT II, LLC and the Chandler Trusts.

     In August 1997, Times Mirror and the Chandler Trusts consummated a transaction that consisted of two parts. First, Times Mirror and the Chandler Trusts made contributions of assets to a new limited liability company, TMCT, LLC. Second, Chandis Securities Company, a company principally owned by one of the Chandler Trusts, was merged into a subsidiary of Times Mirror. In forming TMCT, LLC, Times Mirror contributed real property having an appraised value of $226,000,000 and $249,000,000 in cash. The Chandler Trusts contributed approximately 5 million shares of Series A Common Stock, valued at $254,000,000, and $221,000,000 stated value of 8% Series A Preferred Stock. The real property was leased back to Times Mirror under long-term leases and the cash was invested in a portfolio of securities of unrelated issuers. Pursuant to the allocations of TMCT, LLC, approximately $19,333,000 of the lease payments and $4,341,000 of dividends received on Times Mirror's stock by TMCT, LLC in 1999 were allocated to the Chandler Trusts.

     Times Mirror entered into an agreement with Mr. Willes when he joined Times Mirror in 1995 relating to the terms of his employment with Times Mirror. Under that agreement, Mr. Willes was to serve as President and Chief Executive Officer until January 1, 1996 and also as Chairman of the Board after that date. The agreement specified his initial salary, target annual incentive bonus and long-term incentive award and provided for Times Mirror to assume various costs and obligations in connection with Mr. Willes' relocation to Los Angeles. Mr. Willes is entitled to participate in retirement, deferred compensation, insurance and other employee benefit programs. The agreement defined a special supplemental retirement benefit to compensate Mr. Willes for the potential future loss of retirement benefits resulting from his termination of employment with his former employer. During the past few years, the Compensation Committee has reviewed the level of benefits provided to Mr. Willes under this agreement and has periodically made changes to the special retirement benefits to be provided to Mr. Willes upon his retirement from Times Mirror to bring Mr. Willes' retirement benefits into line with competitive practices for treatment of Chief Executive Officers of comparable companies.

     The latest of these amendments was approved by the Executive Compensation Subcommittee of the Compensation Committee of the Times Mirror Board (the "Executive Compensation Subcommittee") at its special meeting on March 2, 2000 and later reviewed, ratified and approved by the Times Mirror Board at its special March 11, 2000 meeting. Under the March 2000 amendment, in the event that Mr. Willes remains in his current position through the term of his contract (which date was initially to be March 31, 2002, and was then changed to be the earlier of the effective time of the proposed merger of Times Mirror into Tribune Company, or March 31, 2002), in the event of Mr. Willes' death or disability before the end of the term of the contract, or in the event that his employment is terminated by Times Mirror before the term of the contract, Mr. Willes will receive a special retirement benefit of $970,000 per year commencing on April 1, 2002 and payable as a 50% joint and survivor annuity with his wife as the joint annuitant. This benefit equals the total pension benefit from Times Mirror, including benefits earned under the Times Mirror Pension Plan and the SERP. In the event that Mr. Willes voluntarily terminates his employment prior to the term of his contract, he will receive a retirement benefit determined under the terms of the SERP, based on the highest 5 year average salary plus the highest 5 year average bonus, and the aggregate of his benefit service earned with Times Mirror and his former employer (which would increase his benefit service by 15 years of service, for a total of approximately 20 years), offset by $204,332, the benefit he earned under the pension plans maintained by his former employer.

     The original employment agreement further provides that if Mr. Willes terminates employment with Times Mirror prior to age 60 for "good reason" or if his employment is terminated other than for "cause" or disability (as those terms are defined in the agreement), Times Mirror will (a) pay two years' salary and target bonus, (b) pay Mr. Willes' target annual bonus incentive award for the year of termination, pro rated for the number of months of active employment in such year, (c) treat such termination as an early termination for purposes of determining benefits under various benefit plans, (d) seek to have the restrictions on his restricted stock treated according to the terms applicable in situations of early retirement, (e) provide for continued participation and service credit under various retirement, deferred compensation, insurance and other employee benefit programs, and (f) provide such other benefits as are offered to retiring officers. In actions taken in March 2000 by the Executive Committee Subcommittee, and later reviewed, ratified and approved by the Times Mirror Board, the term of Mr. Willes' contract was amended to cease on the earlier of March 31, 2002 or the effective time of the proposed merger of Times Mirror into Tribune Company. Further, in accordance with Times Mirror's practices established by the Compensation Committee in July 1997, if Mr. Willes continues his employment through the term of his contract or if his employment is terminated by Times Mirror before the term of his contract, Mr. Willes will be provided with company-paid furnished and functional office space and secretarial support for seven years after the termination of his employment.

     On July 15, 1998, Times Mirror entered into an agreement with Ms. Downing that after she transferred to the Los Angeles Times, Times Mirror would pay her $50,000 per year, less appropriate withholding, to assist in her relocation to Southern California. This amount is to be paid to her in an annual lump sum payment for each of the next five years. The first payment was made as of July 1, 1998, and future payments will be made as of the next four anniversaries from that date. These payments will be reduced for appropriate tax withholding but will not be grossed up for taxes. These payments will cease in the event that her employment with Times Mirror terminates during the five-year period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules filed as part of this report:

        As listed in the Index to Financial Statements and Financial Statement Schedule on page 27 hereof.

     (a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index beginning on page 82 hereof.

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

                                          THE TIMES MIRROR COMPANY

                                          By:    /s/ EFREM ZIMBALIST III
                                            ------------------------------------
                                                    Efrem Zimbalist III
                                                  Executive Vice President
                                                and Chief Financial Officer

Dated: March 29, 2000

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

EXHIBIT
  NO.
-------
 *3.8      Certificate of Designation of Series C-2 Preferred Stock
           (Exhibit 4.2 to Times Mirror's Current Report on Form 8-K,
           dated August 8, 1997)
 *3.9      Certificate of Designation of Series D-1 Preferred Stock
           (Exhibit 3.9 to Times Mirror's 1999 Annual Report on Form
           10-K)
 *3.10     Certificate of Designation of Series D-2 Preferred Stock
           (Exhibit 3.10 to Times Mirror's 1999 Annual Report on Form
           10-K)
 *4.1      Indenture by and between New TMC Inc. (subsequently changed to The Times Mirror Company) and Wells Fargo Bank (successor to First Interstate Bank of California), as Trustee for the
           7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023,
           dated January 30, 1995 (Exhibit 4.1 to Times Mirror's 1995
           Annual Report on Form 10-K)
 *4.2      Specimen Note for 7 1/4% Debenture due March 1, 2013 (New
           TMC Inc., subsequently changed to The Times Mirror Company)
           (Exhibit 4.2 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *4.3      Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC
           Inc., subsequently changed to The Times Mirror Company)
           (Exhibit 4.3 to Times Mirror's 1995 Annual Report on Form
           10-K)
 *4.4      Indenture dated March 19, 1996, by and between The Times
           Mirror Company and Citibank, N.A., as Trustee for the 4 1/4%
           PEPS due March 15, 2001 and the 7 1/4% Debentures due
           November 15, 2096 (Exhibit 4.1 to Times Mirror's Current
           Report on Form 8-K, dated March 19, 1996)
 *4.5      Officers' Certificate dated as of March 19, 1996
           establishing the terms of the PEPS and attaching the
           Specimen Certificate for the 4 1/4% PEPS due March 15, 2001
           and the Specimen Certificate of Global PEPS (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated March 19,
           1996)
 *4.6      Officers' Certificate dated November 13, 1996 establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated November
           13, 1996)
 *4.7      Indenture dated April 15, 1997 between Times Mirror and
           Citibank, N.A., as trustee (Exhibit 4.1 to Times Mirror's
           Current Report on Form 8-K, dated April 9, 1997)
 *4.8      Officer's Certificate dated September 9, 1997 establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to
           Times Mirror's Current Report on Form 8-K, dated September
           9, 1997)
 *4.9      Officers' Certificate dated October 19, 1999 establishing
           the terms of the 6.65% Notes due October 15, 2001 and the
           7.45% Notes due October 15, 2009 and attaching specimen
           Forms of Notes (Exhibit 4.2 to Times Mirror's Current Report
           on Form 8-K, dated October 19, 1999)
 *4.10     First Supplemental Indenture dated as October 19, 1999
           between Times Mirror and Citibank, N.A., as trustee (Exhibit
           4.3 to Times Mirror's Current Report on Form 8-K, dated
           October 19, 1999)
*10.1      Deferred Compensation Plan for Executives (Exhibit 10.1 to
           Times Mirror's 1994 Annual Report on Form 10-K)
*10.2      1987 Restricted Stock Plan (Exhibit II to Old Times Mirror's
           definitive Proxy Statement, dated March 27, 1987)
*10.3      1984 Executive Stock Option Plan (Exhibit A to Old Times
           Mirror's definitive Proxy Statement, dated April 23, 1984)
*10.4      1988 Executive Stock Option Plan (Exhibit A to Old Times
           Mirror's Proxy Statement, dated March 30, 1988)

EXHIBIT
  NO.
-------
*10.5      Deferral Plan for Directors' Fees (Exhibit 10.8 to Old Times
           Mirror's 1981 Annual Report on Form 10-K)
*10.6      The Times Mirror Pension Plan for Directors, as Amended and
           Restated on March 5, 1987 (Exhibit 10.11 to Old Times
           Mirror's 1986 Annual Report on Form 10-K)
*10.7      Deferred Compensation Plan for Non-Employee Directors
           (Exhibit 10.7 to Times Mirror's 1994 Annual Report on Form
           10-K)
*10.8      Non-Employee Director Stock Option Plan (Appendix A to Old
           Times Mirror's definitive Proxy Statement, dated March 21,
           1994)
*10.9      Agreement dated April 29, 1985 between Old Times Mirror and
           Otis Chandler (Exhibit 10.10 to Old Times Mirror's 1985
           Annual Report on Form 10-K)
*10.10     Letter Agreement amended and restated as of August 28, 1995 between Times Mirror and Mark H. Willes (Exhibit 10.10 to
           Times Mirror's 1995 Annual Report on Form 10-K)
*10.11     1992 Key Employee Long-Term Incentive Plan (Appendix A to
           Old Times Mirror's Proxy Statement, dated March 20, 1992)
*10.12     1996 Management Incentive Plan (Exhibit 10.12 to Times
           Mirror's 1995 Annual Report on Form 10-K)
*10.13     Non-Employee Directors Stock Plan (Exhibit 10.13 to Times
           Mirror's 1995 Annual Report on Form 10-K)
*10.14     The Times Mirror Company Non-Employee Directors Stock Plan
           as amended and restated effective January 1, 1997 (Exhibit
           10.14 to Times Mirror's 1996 Annual Report on Form 10-K)
*10.15     The Times Mirror Company 1997 Directors Stock Option Plan
           (Exhibit 10.15 to Times Mirror's 1996 Annual Report on Form
           10-K)
*10.16     Limited Liability Company Agreement of TMCT, LLC, dated
           August 8, 1997 (Exhibit 10.1 to Times Mirror's Current
           Report on Form 8-K, dated August 8, 1997)
*10.17     Lease Agreement between TMCT, LLC and Times Mirror, dated
           August 8, 1997 (Exhibit 10.4 to Times Mirror's Current
           Report on Form 8-K, dated August 8, 1997)
*10.18     Amended and Restated Limited Liability Company Agreement of
           TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to Times
           Mirror's Current Report on Form 8-K, dated September 3, 1999 and filed with the Securities and Exchange Commission on
           September 7, 1999)
*10.19     Letter Agreement between Times Mirror and Mary E. Junck
           dated April 5, 1999 (Exhibit 10.19 to Times Mirror's 1999
           Annual Report on Form 10-K)
*10.20     Letter Agreement between Times Mirror and Thomas Unterman
           dated December 22, 1999 (Exhibit 10.20 to Times Mirror's
           1999 Annual Report on Form 10-K)
*11        Computation of Earnings Per Share (Exhibit 11 to Times
           Mirror's 1999 Annual Report on Form 10-K)
*12        Computation of Ratio of Earnings to Fixed Charges and Ratio
           of Earnings to Fixed Charges and Preferred Stock Dividends
           (Exhibit 12 to Times Mirror's 1999 Annual Report on Form
           10-K)
*21        Subsidiaries of the Registrant (Exhibit 21 to Times Mirror's
           1999 Annual Report on Form 10-K)
 23        Consent of Ernst & Young LLP, Independent Auditors
*27        Financial Data Schedule (Exhibit 27 to Times Mirror's 1999
           Annual Report on Form 10-K)