Form 10-Q
period 2000-03-31
TIMES MIRROR CO /NEW/
filed 2000-05-10
CIK 925260

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                Yes [X]  No [ ]

     Number of shares of Series A Common Stock outstanding at April 28, 2000:
44,308,448 excluding 18,237,864 shares held by subsidiaries of the Registrant; 4,001,067 shares held by TMCT, LLC, representing 80% of the shares held by TMCT, LLC; 12,432,973 shares held by TMCT II, LLC, representing 80% of the shares held by TMCT II, LLC; 16,230,026 shares held by Eagle New Media Investments, LLC and 1,039,078 shares held as treasury shares.

     Number of shares of Series C Common Stock outstanding at April 28, 2000:
15,906,660.

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

                            THE TIMES MIRROR COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
REVENUES:
  Advertising...............................................  $544,766    $501,166
  Circulation...............................................   122,035     125,669
  Other.....................................................    78,527      72,372
                                                              --------    --------
          Total revenues....................................   745,328     699,207
                                                              --------    --------
COSTS AND EXPENSES:
  Cost of sales.............................................   395,328     391,037
  Selling, general and administrative expenses..............   230,870     215,869
                                                              --------    --------
          Total costs and expenses..........................   626,198     606,906
                                                              --------    --------
OPERATING PROFIT............................................   119,130      92,301
Interest expense............................................   (29,727)    (19,804)
Interest income.............................................     2,538      13,503
Gain on sale of The Sporting News...........................    85,037          --
Other, net..................................................    15,788       1,035
                                                              --------    --------
Income from continuing operations before income taxes.......   192,766      87,035
Income tax provision........................................    79,480      36,986
                                                              --------    --------
Income from continuing operations before extraordinary
  item......................................................   113,286      50,049

Discontinued operations:
  Loss from operations, net of taxes........................    (1,058)     (1,236)
  Gain on disposal, net of taxes............................     4,589          --
                                                              --------    --------
          Total discontinued operations.....................     3,531      (1,236)
                                                              --------    --------
Extraordinary item, net of taxes -- Times Mirror merger
  costs.....................................................    (4,398)         --
                                                              --------    --------
NET INCOME..................................................  $112,419    $ 48,813
                                                              ========    ========
Preferred stock dividends...................................  $  2,014    $  5,424
                                                              ========    ========
Earnings applicable to common shareholders..................  $110,405    $ 43,389
                                                              ========    ========
Basic earnings (loss) per common share:
  Continuing operations.....................................  $   1.88    $    .61
  Discontinued operations...................................       .06        (.02)
  Extraordinary item........................................      (.08)         --
                                                              --------    --------
Basic earnings per share....................................  $   1.86    $    .59
                                                              ========    ========
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $   1.74    $    .60
  Discontinued operations...................................       .06        (.02)
  Extraordinary item........................................      (.07)         --
                                                              --------    --------
Diluted earnings per share..................................  $   1.73    $    .58
                                                              ========    ========
Weighted average shares:
  Basic.....................................................    59,312      73,076
                                                              ========    ========
  Diluted...................................................    66,058      77,434
                                                              ========    ========
Dividends declared per common share.........................  $    .22    $    .20
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  151,554      $  144,319
  Accounts receivable, less allowance for doubtful accounts
     and returns of $38,701 and $34,721.....................     349,287         363,361
  Inventories...............................................      38,466          35,082
  Recoverable income taxes..................................      14,134          43,477
  Deferred income taxes.....................................      32,766          33,314
  Prepaid expenses..........................................      43,116          35,526
  Net assets of discontinued operations.....................      70,986         173,090
  Other current assets......................................      19,896          58,479
                                                              ----------      ----------
          Total current assets..............................     720,205         886,648
Property, plant and equipment, net of accumulated
  depreciation and amortization of $1,038,545 and
  $1,008,071................................................     966,938         966,095
Goodwill, net of accumulated amortization of $133,092 and
  $126,875..................................................     618,408         602,148
Other intangibles, net of accumulated amortization of
  $78,415 and $74,612.......................................     190,068         192,593
Equity investments in TMCT I, LLC and TMCT II, LLC..........     334,531         332,846
Other investments...........................................     206,262         242,858
Prepaid pension costs.......................................     450,125         445,175
Other assets................................................     246,591         229,008
                                                              ----------      ----------
          Total assets......................................  $3,733,128      $3,897,371
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   180,543    $   179,461
  Short-term debt...........................................      136,086        254,834
  Other current liabilities.................................      362,875        431,835
                                                              -----------    -----------
         Total current liabilities..........................      679,504        866,130
Long-term debt..............................................    1,538,795      1,562,240
Deferred income taxes.......................................      475,748        482,062
Postretirement benefits.....................................      219,889        221,111
Other liabilities...........................................      345,322        338,808
                                                              -----------    -----------
         Total liabilities..................................    3,259,258      3,470,351
Common stock subject to put options.........................       12,540         27,291
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value; stated at liquidation
    value; convertible to Series A common stock:
    Series A: 900,000 shares authorized; 824,000 shares
     issued and outstanding.................................      411,784        411,784
    Series B: 8,439,000 shares authorized; no shares issued
     or outstanding.........................................           --             --
    Series C-1: 381,000 shares authorized; none and 381,000
     shares issued and outstanding..........................           --        190,486
    Series C-2: 245,000 shares authorized; none and 245,000
     shares issued and outstanding..........................           --        122,550
    Series D-1: 381,000 shares authorized; 381,000 and no
     shares issued and outstanding..........................      190,486             --
    Series D-2: 245,000 shares authorized; 245,000 and no
     shares issued and outstanding..........................      122,550             --
  Preferred stock, $1 par value; 22,409,000 shares
    authorized; no shares issued or outstanding.............           --             --
  Common stock, $1 par value:
    Series A: 500,000,000 shares authorized; 94,290,000 and
     93,879,000 shares issued and outstanding...............       94,290         93,879
    Series B: 100,000,000 shares authorized; no shares
     issued or outstanding..................................           --             --
    Series C: Convertible to Series A common stock;
     300,000,000 shares authorized; 17,865,000 and
     18,246,000 shares issued and outstanding...............       17,865         18,246
  Additional paid-in capital................................    1,316,179      1,299,931
  Retained earnings.........................................    1,869,999      1,784,793
  Accumulated other comprehensive income....................       13,606         26,879
  Less treasury stock at cost:
    Series A common stock: 52,896,000 and 52,387,000 shares,
     Series A preferred stock: 735,000 shares, Series C-1
     preferred stock: none and 305,000 shares, Series C-2
     preferred stock: none and 196,000 shares, Series D-1
     preferred stock: 305,000 and no shares and Series D-2
     preferred stock: 196,000 and no shares.................   (3,575,429)    (3,548,819)
                                                              -----------    -----------
         Total shareholders' equity.........................      461,330        399,729
                                                              -----------    -----------
         Total liabilities and shareholders' equity.........  $ 3,733,128    $ 3,897,371
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                            THE TIMES MIRROR COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FIRST QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2000          1999
                                                              ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities of continuing
     operations.............................................  $  66,403    $    8,010
  Net cash provided by (used in) operating activities of
     discontinued operations................................      2,692        (5,188)
                                                              ---------    ----------
          Net cash provided by operating activities.........     69,095         2,822
                                                              ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of investments and other assets.......    200,723         9,139
  Capital expenditures......................................    (27,496)      (35,593)
  Acquisitions, net of cash acquired........................    (24,255)     (138,710)
  Purchases of investments..................................    (14,040)      (25,420)
  Sale of marketable securities, net........................         --        14,898
  Increase in notes receivable, net.........................     (6,900)           --
                                                              ---------    ----------
     Net cash provided by (used in) investing activities of
      continuing operations.................................    128,032      (175,686)
     Net cash used in investing activities of discontinued
      operations............................................       (876)       (2,074)
                                                              ---------    ----------
          Net cash provided by (used in) investing
            activities......................................    127,156      (177,760)
                                                              ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments) of commercial paper and
     short-term borrowings..................................   (118,662)      119,482
  Purchases of Times Mirror common stock....................    (60,107)      (94,639)
  Principal repayments of other debt........................    (17,163)      (10,847)
  Dividends paid............................................    (15,056)      (19,928)
  Exercise of put options, net of premiums received.........    (13,297)      (11,361)
  Proceeds from exercise of stock options...................     35,109        19,795
  Other, net................................................        160            44
                                                              ---------    ----------
          Net cash provided by (used in) financing
            activities......................................   (189,016)        2,546
                                                              ---------    ----------
Increase (decrease) in cash and cash equivalents............      7,235      (172,392)
Cash and cash equivalents at beginning of year..............    144,319     1,052,999
                                                              ---------    ----------
Cash and cash equivalents at end of period..................  $ 151,554    $  880,607
                                                              =========    ==========

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. Management believes that the Company is in substantial compliance with SAB 101 and anticipates that the effect on earnings or the financial position of the Company would be immaterial.

     Financial information in the accompanying notes to the Condensed Consolidated Financial Statements exclude discontinued operations, except where noted.

NOTE 2 -- COMPREHENSIVE INCOME

     Total comprehensive income amounted to $99.1 million and $40.0 million for the first quarters ended March 31, 2000 and 1999, respectively. Comprehensive income differs from net income primarily due to the timing of recognizing realized and unrealized gains or losses.

NOTE 3 -- MERGER AGREEMENT BETWEEN TIMES MIRROR AND TRIBUNE COMPANY

     On March 13, 2000, Times Mirror and Tribune Company (Tribune) signed a definitive agreement for the merger of Times Mirror into Tribune in a cash and stock transaction. Under the terms of this agreement, Tribune completed a cash tender offer and purchased 23.1 million shares of the Company's common stock, which represents approximately 40% of the shares of common stock outstanding as of March 31, 2000, at a price of $95 per share. When Times Mirror merges into Tribune, each share of Times Mirror common stock will be converted into 2.5 shares of Tribune common stock, or $95 in cash subject to certain limitations. The merger is subject to the approval of the shareholders of both companies and other customary conditions. The Company expects the merger to be completed in June 2000. The Company recorded extraordinary costs, net of applicable taxes of $2.8 million, of $4.4 million in the 2000 first quarter. These costs were incurred by Times Mirror and represent legal, investment banking and other professional fees related to the merger with Tribune.

NOTE 4 -- DISCONTINUED OPERATIONS

     In September 1999, Times Mirror announced its decision to sell AchieveGlobal, Inc., a professional training company, Allen Communication, an interactive software and training courseware developer, and The

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

StayWell Company, a health improvement information company. The accompanying financial statements reflect AchieveGlobal, Allen Communication and StayWell as discontinued operations for all periods presented. In the first quarter of 2000, the Company sold Allen Communication to Gilat Communication Ltd. and sold StayWell to a subsidiary of Havas MediMedia, S.A. for a total gain, net of taxes, of $4.6 million. The Company anticipates selling AchieveGlobal by the end of 2000. Income from discontinued operations is summarized as follows (in thousands):

                                                           FIRST QUARTER ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Revenues.................................................  $45,149     $49,731
Loss before income taxes.................................   (1,087)     (1,082)
Income tax provision (benefit)...........................      (29)        154
                                                           -------     -------
Loss from discontinued operations........................  $(1,058)    $(1,236)
                                                           =======     =======

     The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as net assets of discontinued operations and consist of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Accounts receivable, net.............................   $20,662       $ 33,373
Other current assets.................................    10,993         27,289
Property, plant and equipment, net...................     6,987         12,638
Goodwill, net........................................    48,120         57,236
Other intangibles, net...............................        10         65,066
Other assets.........................................     9,630         18,213
                                                        -------       --------
  Total assets.......................................    96,402        213,815
                                                        -------       --------
Current liabilities..................................    23,026         32,922
Non-current liabilities..............................     2,390          7,803
                                                        -------       --------
  Total liabilities..................................    25,416         40,725
                                                        -------       --------
     Net assets of discontinued operations...........   $70,986       $173,090
                                                        =======       ========

     The major components of cash flow for discontinued operations are as follows (in thousands):

                                                           FIRST QUARTER ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Loss from discontinued operations........................  $(1,058)    $(1,236)
Depreciation and amortization............................    2,302       2,429
Amortization of product costs............................    1,206       1,351
Income taxes.............................................    5,185      (5,723)
Other, net...............................................   (4,943)     (2,009)
                                                           -------     -------
  Net cash provided by (used in) operating activities of
     discontinued operations.............................  $ 2,692     $(5,188)
                                                           =======     =======
Capitalization of product costs..........................  $  (470)    $(1,280)
Capital expenditures.....................................     (410)       (799)
Other, net...............................................        4           5
                                                           -------     -------
  Net cash used in investing activities of discontinued
     operations..........................................  $  (876)    $(2,074)
                                                           =======     =======

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 5 -- RESTRUCTURING LIABILITY

     A summary of the activity in the restructuring liabilities is as follows (in thousands):

                                               1998             1995
                                           RESTRUCTURING    RESTRUCTURING     TOTAL
                                           -------------    -------------    -------
Balance at December 31, 1999.............     $26,763          $11,913       $38,676
  Cash payments..........................      (4,371)          (2,676)       (7,047)
                                              -------          -------       -------
Balance at March 31, 2000................     $22,392          $ 9,237       $31,629
                                              =======          =======       =======

     During the first quarter ended March 31, 2000, cash spent on restructuring efforts was primarily for severance payments of $2.9 million, contract termination costs of $1.4 million, and lease payments of $2.7 million. At March 31, 2000, the remaining liability for severance costs aggregated $12.2 million.

     The balance sheet classification of restructuring liabilities is as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Current liabilities:
  1995 Restructuring.................................   $ 4,774       $ 7,555
  1998 Restructuring.................................    14,041        18,240
Other liabilities:
  1995 Restructuring.................................     4,463         4,358
  1998 Restructuring.................................     8,351         8,523
                                                        -------       -------
                                                        $31,629       $38,676
                                                        =======       =======

     The current portion of restructuring is comprised primarily of severance and lease payments while the non-current portion is comprised primarily of contract termination payments and lease payments, which will be paid over lease periods extending to 2010. The Company periodically assesses the adequacy of its remaining restructuring liabilities and makes adjustments, if required. The net change in the restructuring liabilities as a result of these reviews was not significant.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 6 -- DEBT

     Debt consists of the following (dollars in thousands):

                                                             MARCH 31,     DECEMBER 31,
                                                                2000           1999
                                                             ----------    ------------
Short-term debt:
  Commercial paper at weighted average interest rates of
     5.9% and 5.9%.........................................  $  122,832     $  241,381
  Current maturities of long-term debt.....................       7,063          7,149
  Other notes payable at interest rates of 6.4% and 6.4%...       6,191          6,304
                                                             ----------     ----------
          Total short-term debt............................  $  136,086     $  254,834
                                                             ==========     ==========
Long-term debt:
  7.45% Notes due October 15, 2009, net of unamortized
     discount of $500 and $513.............................  $  399,500     $  399,487
  6.61% Debentures due September 15, 2027, net of
     unamortized discount of $94 and $95...................     249,906        249,905
  4.75% Liquid Yield Option Notes due April 15, 2017, net
     of unamortized discount of $275,335 and $277,946......     224,665        222,054
  6.65% Notes due October 15, 2001, net of unamortized
     discount of $106 and $123.............................     199,894        199,877
  7 1/4% Debentures due March 1, 2013......................     148,215        148,215
  7 1/4% Debentures due November 15, 2096, net of
     unamortized discount of $552 and $553.................     147,448        147,447
  7 1/2% Debentures due July 1, 2023.......................      98,750         98,750
  4 1/4% PEPS due March 15, 2001; 374,050 and 512,050
     securities stated at fair value.......................      39,650         64,006
  Property financing obligation expiring on August 8, 2009,
     net of unamortized discount of $147,747 and $149,932,
     with an effective interest rate of 4.3%...............      37,830         39,648
                                                             ----------     ----------
                                                              1,545,858      1,569,389
  Less current maturities..................................      (7,063)        (7,149)
                                                             ----------     ----------
          Total long-term debt.............................  $1,538,795     $1,562,240
                                                             ==========     ==========

     Interest rate swaps converted the weighted average interest rate on the Liquid Yield Option Notes (LYONs(TM)), the 6.65% Notes, the 7 1/4% Debentures due 2096, and the 7 1/2% Debentures from 6.3% to 5.6% for the first quarter ended March 31, 2000.

     The 4 1/4% Premium Equity Participating Securities (PEPS) hedge the Company's investment in the common stock of America Online, Inc. (AOL). The PEPS are recorded at fair market value as determined in the open market and will generally move in tandem with changes in the fair market value of AOL common stock. The net unrealized loss on the PEPS at March 31, 2000 and December 31, 1999 is $14.8 million and $26.0 million, respectively, net of applicable income taxes, and is included in "Accumulated other comprehensive income." During the first quarter ended March 31, 2000, the Company sold approximately 248 thousand shares of AOL stock and purchased a proportionate share of its PEPS in the open market for a total pretax gain of $6.9 million. Holders of the PEPS bear the full risk of a decline in the value of AOL. The Company is not obligated to hold the AOL stock for any period or sell the AOL stock prior to the PEPS maturity or redemption date.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              FIRST QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Earnings:
  Income from continuing operations.........................  $113,286    $50,049
  Preferred stock dividends.................................    (2,014)    (5,424)
                                                              --------    -------
  Earnings applicable to common shareholders for basic
     earnings per share.....................................   111,272     44,625
                                                              --------    -------
Effect of dilutive securities:
  LYONs interest expense, net of taxes......................     1,589      1,476
  Series A, preferred dividends.............................       885         --
  Series D-1, preferred dividends...........................       687         --
  Series D-2, preferred dividends...........................       442         --
                                                              --------    -------
     Subtotal...............................................     3,603      1,476
                                                              --------    -------
  Earnings applicable to common shareholders for diluted
     earnings per share.....................................  $114,875    $46,101
                                                              ========    =======
Shares:
  Weighted average shares for basic earnings per share......    59,312     73,076
  Effect of convertible securities:
     Stock options..........................................     2,228      1,444
     LYONs convertible debt.................................     2,914      2,914
     Series A, convertible preferred dividends..............       664         --
     Series D-1, convertible preferred dividends............       572         --
     Series D-2, convertible preferred dividends............       368         --
                                                              --------    -------
       Subtotal.............................................     6,746      4,358
                                                              --------    -------
  Adjusted weighted average shares and assumed conversions
     for diluted earnings per share.........................    66,058     77,434
                                                              ========    =======
  Basic earnings per share from continuing operations.......  $   1.88    $   .61
                                                              ========    =======
  Diluted earnings per share from continuing operations.....  $   1.74    $   .60
                                                              ========    =======

NOTE 8 -- ISSUANCE AND PURCHASE OF SHARES

     Share purchases of the Company's Series A common shares continued in the first quarter of 2000 through a combination of open market purchases and put options. The Company and Eagle New Media purchased 1.3 million shares of its Series A common stock during the first quarter ended March 31, 2000, which more than offset 800 thousand shares issued as a result of the exercise of stock options.

     At March 31, 2000, the Company had 200 thousand put options outstanding with an average strike price of approximately $62.70. The put options, which have expiration dates in the second quarter of 2000, entitle the holder to sell shares of Times Mirror common stock to the Company at the strike price on the expiration date of the put option. The potential obligation under these put options has been transferred from shareholders' equity to "Common stock subject to put options."

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     The Company has various stock option plans under which options may be granted to key employees to purchase shares of Series A common stock at a price equal to the fair market value at the date of grant. During the first quarter of 2000, the Company granted 2.3 million options under these plans. The Company also granted each eligible employee 100 stock options on March 2, 2000. This grant resulted in the issuance of approximately 1.5 million stock options at an option price of $50.9688, which was equal to fair value at the date of grant. These options will be fully vested on March 2, 2003 for employees still employed by the Company at that date or upon a change in management control, whichever is earlier.

     In connection with a 1999 recapitalization, the Company replaced the Series C-1 and C-2 preferred stocks with Series D-1 and D-2 preferred stocks effective January 1, 2000. The Series D-1 and D-2 preferred stocks are identical to the Series C-1 and C-2 preferred stocks except that the increases in the dividend rate on the Series D-1 and D-2 preferred stocks are pursuant to a fixed and certain schedule. For further information on the 1999 recapitalization, refer to the consolidated financial statements and accompanying Note 2 included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

NOTE 9 -- USE OF ESTIMATES

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

NOTE 11 -- ACQUISITIONS AND DISPOSITIONS

     The Company made various acquisitions in the 2000 first quarter for an aggregate consideration of $24.3 million. In March 2000, in addition to the sales of Allen Communication and StayWell as previously discussed in Note 4, the Company completed the sale of The Sporting News to Vulcan Ventures Inc. and recorded a pretax gain of $85.0 million ($50.2 million, net of applicable taxes).

NOTE 12 -- OTHER, NET

     In the 2000 first quarter, the Company recorded a net pretax gain on the sale of AOL shares and the purchase of the PEPS, of $6.9 million.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     During the 2000 first quarter, the Company recognized equity income of $12.4 million from its investments in TMCT I and TMCT II. For further information on the 1999 and 1997 recapitalization, refer to the consolidated financial statements and accompanying Notes 2 and 3 included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. Equity income from TMCT I and TMCT II are included in "Other, net", in the Condensed Consolidated Statements of Income. For the 2000 first quarter, "Other, net" included an $8.8 million pretax gain on the sale of one of the Company's venture investments, of which $6.3 million was recorded as equity income from its investment in TMCT II.

NOTE 13 -- SEGMENT INFORMATION

     Financial data for the Company's segments is as follows (in thousands):

                                                         FIRST QUARTER ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
REVENUES
  Newspaper Publishing.................................  $609,180    $573,546
  Professional Information.............................    61,605      56,297
  Magazine Publishing..................................    74,543      68,839
                                                         --------    --------
          Total Reportable Segments....................   745,328     698,682
  Corporate and Other..................................        --         525
                                                         --------    --------
                                                         $745,328    $699,207
                                                         ========    ========
OPERATING PROFIT (LOSS)
  Newspaper Publishing.................................  $114,894    $ 91,672
  Professional Information.............................    16,268      15,733
  Magazine Publishing..................................     1,627           3
                                                         --------    --------
          Total Reportable Segments....................   132,789     107,408
  Corporate and Other..................................   (13,659)    (15,107)
                                                         --------    --------
                                                         $119,130    $ 92,301
                                                         ========    ========
DEPRECIATION AND AMORTIZATION
  Newspaper Publishing.................................  $ 30,454    $ 31,632
  Professional Information.............................     2,506       1,717
  Magazine Publishing..................................     2,518       1,992
                                                         --------    --------
          Total Reportable Segments....................    35,478      35,341
  Corporate and Other..................................     1,031       1,161
                                                         --------    --------
                                                         $ 36,509    $ 36,502
                                                         ========    ========
CAPITAL EXPENDITURES
  Newspaper Publishing.................................  $ 24,351    $ 30,046
  Professional Information.............................     2,666       2,863
  Magazine Publishing..................................       170         846
                                                         --------    --------
          Total Reportable Segments....................    27,187      33,755
  Corporate and Other..................................       309       1,838
                                                         --------    --------
                                                         $ 27,496    $ 35,593
                                                         ========    ========

     A reconciliation of operating profit to income from continuing operations before income taxes is set forth in the Company's Condensed Consolidated Statements of Income.

                            THE TIMES MIRROR COMPANY

                                  (UNAUDITED)

     Identifiable assets of the Company's segments are as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                          2000          1999
                                                       ----------   ------------
Newspaper Publishing.................................  $2,308,457    $2,290,708
Professional Information.............................     115,266       125,670
Magazine Publishing..................................     254,642       287,268
                                                       ----------    ----------
          Total Reportable Segments..................   2,678,365     2,703,646
Corporate and Other..................................     983,777     1,020,635
Discontinued Operations, net.........................      70,986       173,090
                                                       ----------    ----------
                                                       $3,733,128    $3,897,371
                                                       ==========    ==========

NOTE 14 -- SUBSEQUENT EVENT

     In April 2000, Times Mirror announced that it is exploring strategic alternatives, including a possible sale, for Jeppesen, the Company's flight information provider. Jeppesen had revenues of $235 million, which represents approximately 8% of consolidated revenues of the Company for the year ended December 31, 1999.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On March 13, 2000, Times Mirror and Tribune Company (Tribune) signed a definitive agreement for the merger of Times Mirror into Tribune in a cash and stock transaction. Under the terms of this agreement, Tribune completed a cash tender offer and purchased 23.1 million shares of the Company's common stock, which represents approximately 40% of the shares of common stock outstanding as of March 31, 2000, at a price of $95 per share. When Times Mirror merges into Tribune, each share of Times Mirror common stock will be converted into 2.5 shares of Tribune common stock, or $95 in cash subject to certain limitations. The merger is subject to the approval of the shareholders of both companies and other customary conditions. The Company expects to incur substantial merger related costs in the 2000 second quarter, including investment banking, legal, as well as severance expenses, and anticipates that the merger will be completed in June 2000.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table summarizes the Company's consolidated financial results (dollars in thousands, except per share amounts):

                                                        FIRST QUARTER ENDED MARCH 31,
                                                        ------------------------------
                                                          2000        1999      CHANGE
                                                        --------    --------    ------
Revenues..............................................  $745,328    $699,207      6.6%
Operating profit......................................   119,130      92,301     29.1
Interest expense, net.................................    27,189       6,301
Gain on sale of The Sporting News.....................    85,037          --
Other, net............................................    15,788       1,035
Income from continuing operations before extraordinary
  item................................................   113,286      50,049    126.4
Discontinued operations:
     Gain on disposals, net of taxes..................     4,589          --
Extraordinary item, net of taxes -- Times Mirror
  merger costs........................................    (4,398)         --
Net income............................................   112,419      48,813    130.3
Preferred stock dividends.............................     2,014       5,424    (62.9)
Earnings applicable to common shareholders............   110,405      43,389    154.5
Basic earnings (loss) per share:
  Continuing operations...............................  $   1.88    $    .61    208.2
  Discontinued operations.............................       .06        (.02)
  Extraordinary item..................................      (.08)         --
                                                        --------    --------
Basic earnings per share..............................  $   1.86    $    .59    215.3
                                                        ========    ========
Diluted earnings (loss) per share:
  Continuing operations...............................  $   1.74    $    .60    190.0
  Discontinued operations.............................       .06        (.02)
  Extraordinary item..................................      (.07)         --
                                                        --------    --------
Diluted earnings per share............................  $   1.73    $    .58    198.3
                                                        ========    ========
Weighted average shares:
  Basic...............................................    59,312      73,076    (18.8)
                                                        ========    ========
  Diluted.............................................    66,058      77,434    (14.7)
                                                        ========    ========

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenues and operating profit for the 2000 first quarter rose compared to the prior year quarter due to improvements at each of the Company's business segments (see further discussion of segment results under the caption "Analysis by Segment").

     Income from continuing operations for the 2000 first quarter, before an extraordinary item and nonrecurring gains, was $57.9 million, or $.90 per share on a diluted basis, an increase of 50% from last year's $.60 per share, on income from continuing operations of $50.0 million. During the 2000 first quarter, the Company recorded extraordinary costs, net of taxes, of $4.4 million related to the merger with Tribune. These costs were incurred by Times Mirror and represent investment banking, legal and other professional fees. Additionally, in the 2000 first quarter, the Company had nonrecurring pretax gains on the sale of The Sporting News of $85.0 million ($50.2 million, net of applicable taxes), or $.76 per share, and on the sale of one of the Company's venture investments of $8.8 million ($5.2 million, net of applicable taxes), or $.08 per share.

     Net interest expense increased for the 2000 first quarter compared to the prior year quarter due primarily to higher debt levels and lower cash balances resulting from the 1999 recapitalization.

     Earnings per share for the 2000 first quarter increased compared to the 1999 first quarter due primarily to higher operating profit, lower weighted average shares and a reduction in preferred stock dividends, which were partially offset by a rise in net interest expense.

     During the 2000 first quarter, the Company also completed the sales of Allen Communication to Gilat Communication, Ltd. and The StayWell Company to a subsidiary of Havas MediMedia, S.A. and recorded a total gain, net of taxes, of $4.6 million, or $.07 per share.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

     Newspaper Publishing revenues and operating profit were as follows (dollars in thousands):

                                                FIRST QUARTER ENDED MARCH 31,
                                                ------------------------------
                                                  2000        1999      CHANGE
                                                --------    --------    ------
Revenues:
  Advertising.................................  $494,428    $455,850      8.5%
  Circulation.................................   101,885     105,629     (3.5)
  Other.......................................    12,867      12,067      6.6
                                                --------    --------
                                                $609,180    $573,546      6.2%
                                                ========    ========
Operating profit..............................  $114,894    $ 91,672     25.3%
                                                ========    ========

     Newspaper Publishing revenues rose in the 2000 first quarter compared to the 1999 first quarter reflecting higher advertising revenues at each of the newspapers with particular strength at the Los Angeles Times. During the 2000 first quarter, The Times achieved double-digit gains in both retail and national advertising revenues.

     Newspaper Publishing operating profit increased in the 2000 first quarter compared to the prior year quarter due to strong performance at most of the newspapers, particularly at The Times. Strong revenue growth at The Times, coupled with expense reductions, primarily lower newsprint expense, led to an increase in operating profit of 39.5% in the 2000 first quarter, however, the current outlook for the 2000 second quarter is more cautious.

     The Newspaper Publishing segment continued to achieve circulation volume growth, as reported in publisher's statements to the Audit Bureau of Circulations for the six-months ended March 31, 2000. Gains in

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

both daily and Sunday average circulation totals were recorded at the Company's four largest newspapers, The Times, Newsday, The Baltimore Sun and The Hartford Courant, for the most recent six-month period. The biggest circulation gains were recorded at The Times, where daily circulation increased more than 55,000, or 5.0%, over the same period for the preceding year. Circulation revenue for the newspaper publishing segment, however, declined as marketing strategies involving pricing and promotional discounts helped stimulate circulation volume gains but resulted in lower overall circulation revenues.

     Newsprint expense for the 2000 first quarter declined 6.9% compared to the prior year quarter, reflecting declines in both price and consumption, with non-newsprint expenses up 4.5%. Consumption savings from the completion of the 50-inch web conversion at The Times more than offset consumption increases due to higher circulation and advertising volumes.

PROFESSIONAL INFORMATION

     Professional Information revenues and operating profit were as follows (dollars in thousands):

                                                    FIRST QUARTER ENDED MARCH 31,
                                                    ------------------------------
                                                      2000        1999     CHANGE
                                                    --------    --------   -------
Revenues..........................................  $61,605     $56,297      9.4%
                                                    =======     =======
Operating profit..................................  $16,268     $15,733      3.4%
                                                    =======     =======

     The operating results for the Professional Information segment consist entirely of Jeppesen, the Company's flight information provider. Revenues for the 2000 first quarter increased compared to the prior year quarter due primarily to higher revenues for charting and navigation services. Jeppesen's operating profit for the 2000 first quarter was affected by higher chart revision activities and expenses related to new contracts. Also, the 2000 first quarter revenues and operating profit were adversely impacted by changes in foreign currency translation of Jeppesen's German operations. This adverse impact on operating profit was largely offset through the use of foreign currency hedging strategies recorded in "Other, net".

MAGAZINE PUBLISHING

     Magazine Publishing revenues and operating profit were as follows (dollars in thousands):

                                                   FIRST QUARTER ENDED MARCH 31,
                                                  -------------------------------
                                                    2000        1999      CHANGE
                                                  --------    --------    -------
Revenues:
  Advertising...................................  $50,338     $45,316      11.1%
  Circulation...................................   20,150      20,040        .5
  Other.........................................    4,055       3,483      16.4
                                                  -------     -------
                                                  $74,543     $68,839       8.3%
                                                  =======     =======
Operating profit................................  $ 1,627     $     3       N/M
                                                  =======     =======

     Magazine Publishing achieved advertising revenue gains at most of the magazines in the first quarter of 2000. The acquisition of Motor Boating & Sailing in January 2000 also contributed to higher revenues. The Magazine Publishing segment's first quarter operating profit improved from break-even in the prior year due primarily to higher advertising and other revenues.

     In the 2000 first quarter, the Company completed the sale of The Sporting News to Vulcan Ventures Inc. Excluding The Sporting News, 2000 first quarter revenues were $64.3 million compared to $60.3 million in the prior year and 2000 first quarter operating profit was $3.2 million compared to $2.6 million in the prior year.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE AND OTHER

     Corporate and Other revenues and operating loss were as follows (dollars in thousands):

                                               FIRST QUARTER ENDED MARCH 31,
                                               ------------------------------
                                                 2000        1999      CHANGE
                                               --------    --------    ------
Revenues.....................................  $     --    $    525    (100.0)%
                                               ========    ========
Operating loss...............................  $(13,659)   $(15,107)     (9.6)%
                                               ========    ========

     Operating loss for the 2000 first quarter decreased from the 1999 first quarter due primarily to substantial consolidation of the financial and human resource applications at a central processing site, as well as lower employee-related costs.

OTHER, NET

     During the 2000 first quarter, the Company recorded a pretax gain of $8.8 million on the sale of one of its venture investments. Additionally, other income in the 2000 first quarter included a net pretax gain on the sale of America Online, Inc. (AOL) shares and the purchase of the related 4 1/4% Premium Equity Participating Securities (PEPS), of $6.9 million. The 1999 first quarter results included a net pretax gain on the sale of AOL shares and purchase of PEPS of $3.1 million. The PEPS hedge the Company's investment in AOL. Such transactions may continue from time to time in the future.

RESTRUCTURING LIABILITY

     A summary of the activity in restructuring liabilities is as follows (in thousands):

                                            DECEMBER 31,    2000 CASH    MARCH 31,
               DESCRIPTION                      1999        PAYMENTS       2000
               -----------                  ------------    ---------    ---------
1998 Restructuring:
  Termination benefits....................    $13,972        $(2,762)     $11,210
  Contract terminations...................      8,609         (1,412)       7,197
  Lease termination costs.................      3,695           (178)       3,517
  Technology asset costs..................         77            (19)          58
  Other costs.............................        410             --          410
                                              -------        -------      -------
          Total...........................    $26,763        $(4,371)     $22,392
                                              =======        =======      =======
1995 Restructuring........................    $11,913        $(2,676)     $ 9,237
                                              =======        =======      =======

     Annual expense reductions resulting from the 1998 restructuring program are in line with management's expectations. The 1995 remaining restructuring liability relates primarily to lease payments on unoccupied properties. The Company believes that cash flows from operations will be adequate to cover future cash outflows under the restructuring programs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements are funded primarily by its operations. Proceeds from dispositions of The Sporting News, StayWell, and Allen Communication in 2000 were used primarily to repay debt and fund acquisitions.

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

     The following table sets forth certain items from the Condensed Consolidated Statements of Cash Flows (in thousands):

                                                        FIRST QUARTER ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Net cash provided by operating activities of
  continuing operations..............................  $  66,403    $   8,010
Capital expenditures.................................    (27,496)     (35,593)
Acquisitions, net of cash acquired...................    (24,255)    (138,710)
Proceeds from sales of investments and other
  assets.............................................    200,723        9,139
Net issuance (repayments) of short-term and other
  debt...............................................   (118,662)     119,482
Purchase of Times Mirror common stock, including
  exercise of put options, net of premiums
  received...........................................    (73,404)    (106,000)

     Cash generated by operating activities of continuing operations for the 2000 first quarter was higher compared to the 1999 first quarter due primarily to higher earnings and lower payments related to the 1998 restructuring program.

     Capital expenditures for the 2000 first quarter were lower compared to the same period in 1999 due primarily to completion of the 50-inch web conversion at The Times. Capital expenditures are currently expected to reach approximately $180.0 million for 2000.

     Total debt at March 31, 2000 decreased to $1.67 billion from $1.82 billion at December 31, 1999 due primarily to repayments of debt with proceeds from the dispositions of The Sporting News, StayWell and Allen Communication.

     At March 31, 2000, the Company had a $400.0 million long-term revolving line of credit through a group of domestic and international banks. This line of credit is used to support a commercial paper program that is available for short-term cash requirements. The Company had $122.8 million and $83.5 million of commercial paper outstanding at March 31, 2000 and April 28, 2000, respectively. At March 31, 2000, the Company had $400.0 million remaining under shelf registration statements that had not been utilized. There is no assurance that the Company will be able to utilize the amounts remaining under these shelf registration statements on terms acceptable to the Company.

ACQUISITIONS AND DISPOSITIONS

     The Company made various small acquisitions in the 2000 first quarter for an aggregate consideration of $24.3 million. In the first quarter of 2000, the Company completed the sales of Allen Communication to Gilat Communications Ltd., StayWell to a subsidiary of Havas MediMedia, S.A. and The Sporting News to Vulcan Ventures Inc. Currently, the Company anticipates selling AchieveGlobal by the end of 2000.

     In April 2000, Times Mirror announced that it is exploring strategic alternatives, including a possible sale, for Jeppesen, the Company's flight information provider. Jeppesen had revenues of $235 million, which represents approximately 8% of consolidated revenues of the Company for the year ended December 31, 1999.

COMMON SHARE PURCHASES

     Share purchases of the Company's Series A common shares continued in the 2000 first quarter through a combination of open market purchases and put options. The Company and Eagle New Media purchased

                            THE TIMES MIRROR COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1.3 million shares of its Series A common stock during the 2000 first quarter, which more than offset 800 thousand shares issued as a result of the exercise of stock options.

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

     Certain statements set forth above and elsewhere in this Quarterly Report on Form 10-Q are forward-looking in nature and related to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The term "expect," "anticipate," and "intend" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. These statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. For example, there can be no assurances that the statements contained herein with respect to the expected completion of the merger, capital expenditures or the satisfactory resolution of contingent liabilities will be achieved.

     Actual results and experience may differ materially from the forward-looking statements and could be adversely affected by a number of factors including (a) an increase in paper, printing and distribution costs over the levels anticipated; (b) increased consolidation among major retailers or other events depressing the level of display advertising; (c) an economic downturn in the Company's principal newspaper markets or other occurrences leading to decreased circulation and diminished revenues from both display and classified advertising; (d) an increase in the use of alternate media such as the Internet for classified and other advertising; (e) an increase in expenses related to new initiatives and product improvement efforts in the flight information operating units; (f) unfavorable foreign currency fluctuations; (g) material changes in tax liability due to unfavorable reviews by taxing authorities; and (h) a general economic downturn resulting in decreased consumer or corporate spending on discretionary items such as magazines or newspapers. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

     The Company's debt portfolio is managed to maintain a balance of fixed and variable rate obligations. The Company utilizes interest rate swap agreements to help maintain the overall interest rate parameters set by management. As such, a hypothetical 10% change in interest rates would not have a material impact on the Company's results of operations or fair values of its market risk sensitive financial instruments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        10.1     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Mark H. Willes.
        10.2     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Kathryn M. Downing.
        10.3     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Raymond A. Jansen.
        10.4     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Horst A. Bergmann.
        10.5     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Efrem Zimbalist III.
        10.6     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Roger H. Molvar.
        10.7     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and James R. Simpson.
        10.8     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Edward L. Blood.
        10.9     Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Rajender K. Chandhok.
        10.10    Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and Debra A. Gastler.
        10.11    Letter Agreement dated as of April 7, 2000 between Times
                 Mirror and William A. Niese.
        27.      Financial Data Schedule.

     (b) The Company filed a current report on Form 8-K on March 14, 2000 announcing that Times Mirror and Tribune Company had signed a definitive agreement for a merger of the two companies in a cash and stock transaction valued at approximately $8 billion.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By:    /s/ EFREM ZIMBALIST III
                                            ------------------------------------
                                                    Efrem Zimbalist III
                                                  Executive Vice President
                                                and Chief Financial Officer
Date: May 10, 2000